Form 10-Q
period 2002-06-30
VERIDIAN CORP
filed 2002-08-14
CIK 1095901

           Form 10-Q for VERIDIAN CORPORATION filed on August 13, 2002

                                    FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   (Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                  --------------------------------------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934


                        Commission file number 001-31342

                              VERIDIAN CORPORATION
         ---------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

                               Delaware 54-1387657
                 -----------------------------------------------
         (State or other jurisdiction of (I.R.S. Employer incorporation or organization) Identification No.)

          1200 South Hayes Street, Suite 1200, Arlington, Virginia 22202
 ------------------------------------------------------------------------------
                     (Address of principal executive office)
                                   (Zip Code)

                                 (703) 575-3100
 ------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)
                                 Not Applicable
 -----------------------------------------------------------------------------
                    (Former name, former address, and former
                   fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X] As of the close of business on August 12, 2002, there were 32,977,313 outstanding shares of the registrant's common stock, par value $0.0001 per share.

CONTENTS

Part I.        Financial Information                                                    Page
        Item 1.     Unaudited Condensed Consolidated Financial Statements

                    Condensed Consolidated Statements of
                    Operations for the Three and Six Months
                    ended June 30, 2002 and 2001                                          1

                    Condensed Consolidated Balance Sheets
                    as of June 20, 2002 and December 31, 2001                             2

                    Condensed Consolidated Statement of
                    Changes in Stockholders' Equity (Deficit)
                    for the Six Months ended June 30, 2002                                3

                    Condensed Consolidated Statements of
                    Cash Flows for the Six Months ended
                    June 30, 2002 and 2001                                                4

                    Notes to Unaudited Condensed Consolidated
                    Financial Statements                                                  5

        Item 2.     Management's Discussion and Analysis of
                    Financial Condition and Results of Operations                        14

        Item 3.     Quantitative and Qualitative Disclosures About
                    Market Risks                                                         26

Part II.            Other Information Required in Report

        Item 2.     Changes in Securities and Use of Proceeds                            27
        Item 4.     Submission of Matters to a Vote of Security Holders                  27
        Item 6.     Exhibits and Reports on Form 8-K                                     27

        ITEM 1 - UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                      VERIDIAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                                          THREE MONTHS ENDED JUNE 30,    SIX MONTHS ENDED JUNE 30,
                                                                          ---------------------------    -------------------------
                                                                               2002          2001          2002             2001
                                                                             --------      --------      --------         --------
Revenues                                                                     $192,606      $173,479      $369,208         $336,202
Costs and expenses:
  Direct costs                                                                128,993       113,624       244,427          218,626
  Indirect costs, selling, general and administrative expenses                 46,993        45,694        93,470           90,007
  Depreciation expense                                                          2,575         2,758         5,154            5,576
  Amortization expense                                                              -         2,994             -            5,988
  Acquisition, integration and related expenses                                     -           119             -              318
                                                                             --------      --------      --------         --------
     Total costs and expenses                                                 178,561       165,189       343,051          320,515
                                                                             --------      --------      --------         --------
Income from operations                                                         14,045         8,290        26,157           15,687
Other (income) expense:
  Interest income                                                                (179)         (259)         (399)            (460)
  Interest expense                                                              5,390         7,236        11,540           14,455
  Other expense, net                                                                -            95             -               95
                                                                             --------      --------      --------         --------
     Other expense, net                                                         5,211         7,072        11,141           14,090
                                                                             --------      --------      --------         --------
Income from continuing operations before income taxes
 and extraordinary items                                                        8,834         1,218        15,016            1,597
Income tax expense                                                              3,573         1,850         6,185            3,332
                                                                             --------      --------      --------         --------
Income (loss) from continuing operations before extraordinary items             5,261          (632)        8,831           (1,735)
Loss from discontinued operations, net of income tax                                -         3,216             -            6,315
Loss on disposal of discontinued operations, net of income tax                      -             -         1,103                -
                                                                             --------      --------      --------         --------
Income (loss) before extraordinary items                                        5,261        (3,848)        7,728           (8,050)
Extraordinary items - loss on early extinguishment of debt, net of
 income tax benefit                                                            10,938             -        10,938                -
                                                                             --------      --------      --------         --------
     Net loss                                                                  (5,677)       (3,848)       (3,210)          (8,050)
Recapitalization charges, preferred dividends and accretion to
 preferred and common stock redemption values                                  56,487         2,011        58,740            3,949
                                                                             --------      --------      --------         --------
     Net loss attributable to common stockholders                            $(62,164)     $ (5,859)     $(61,950)        $(11,999)
                                                                             ========      ========      ========         ========
Earnings per common share - Basic and diluted
  Income (loss) from continuing operations                                   $  (3.90)     $  (0.35)     $  (4.78)        $  (0.75)
  Loss from discontinued operations                                                 -         (0.43)        (0.10)           (0.84)
  Extraordinary loss on early extinguishment of debt                            (0.83)            -         (1.05)               -
                                                                             --------      --------      --------         --------
                                                                             $  (4.73)     $  (0.78)     $  (5.93)        $  (1.59)
                                                                             ========      ========      ========         ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      VERIDIAN CORPORATION AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)


                                                                                                    JUNE 30,      DECEMBER 31,
                                                                                                      2002            2001
                                                                                                  -----------     ------------
                                                                                                  (UNAUDITED)
ASSETS
Current assets:
  Cash and cash equivalents                                                                         $  32,243        $  2,105
  Receivables, net of allowance of 1,926 and 2,250 in 2002 and 2001, respectively                     198,420         202,163
  Inventories, net                                                                                      2,345           2,511
  Income taxes receivable                                                                               7,603             630
  Deferred income taxes                                                                                 5,750           5,750
  Other current assets                                                                                  8,183           4,918
                                                                                                    ---------        --------
     Total current assets                                                                             254,544         218,077
                                                                                                    ---------        --------
Property, plant and equipment:
  Land                                                                                                    222             222
  Buildings and improvements                                                                           13,939          13,334
  Machinery, furniture and equipment                                                                   31,803          29,415
  Computer equipment and software                                                                      35,194          33,279
  Construction in progress                                                                              4,498           3,868
                                                                                                    ---------        --------
                                                                                                       85,656          80,118
  Less accumulated depreciation and amortization                                                       36,856          31,695
                                                                                                    ---------        --------
     Net property, plant and equipment                                                                 48,800          48,423
                                                                                                    ---------        --------
Goodwill, net of accumulated amortization of 34,155 in 2002 and 2001                                  207,855         207,855
Deferred financing costs                                                                                2,522           2,474
Deferred income taxes                                                                                   7,696           7,696
Other assets                                                                                              796             850
                                                                                                    ---------        --------
     Total assets                                                                                   $ 522,213        $485,375
                                                                                                    =========        ========
LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
  Current installments of long-term debt                                                            $   1,500        $  1,100
  Accounts payable                                                                                     21,091          25,463
  Accrued employee compensation costs                                                                  58,039          58,112
  Other accrued expenses                                                                               12,862           9,904
  Provision for loss on disposal                                                                            -           5,587
                                                                                                    ---------        --------
     Total current liabilities                                                                         93,492         100,166
Long-term debt, less current installments                                                             128,500         244,646
Post retirement medical and insurance benefits                                                          6,377           6,438
Other long-term liabilities                                                                             1,125           1,085
                                                                                                    ---------        --------
     Total liabilities                                                                                229,494         352,335
                                                                                                    ---------        --------
Senior redeemable exchangeable preferred stock, Series A; 300,000 shares authorized in 2001, respectively; none authorized, issued and outstanding
 in 2002; 53,886 shares issued and outstanding in 2001                                                      -          46,816
Redeemable convertible Class A common stock, $0.0001 par value; 7,318,325 shares authorized; none issued and outstanding in 2002; 7,318,325 shares issued
 and outstanding in 2001                                                                                    -         108,183
Stockholders' equity (deficit):
  Class B common stock, $0.0001 par value; 24,497,500 shares authorized; 7,471,033
   shares issued and outstanding in 2001                                                                    -               1
  Common stock, $0.0001 par value; 130,000,000 shares authorized; 32,975,117 shares
   issued and outstanding in 2002                                                                           4               -
  Additional paid-in capital                                                                          413,880          37,784
  Notes receivable                                                                                    (11,146)        (11,675)
  Accumulated deficit                                                                                (110,019)        (48,069)
                                                                                                    ---------        --------
     Total stockholders' equity (deficit)                                                             292,719         (21,959)
                                                                                                    ---------        --------
     Total liabilities, redeemable stock and stockholders' equity (deficit)                         $ 522,213        $485,375
                                                                                                    =========        ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      VERIDIAN CORPORATION AND SUBSIDIARIES
      CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)

                                                             COMMON STOCK     ADDITIONAL                RETAINED      TOTAL
                                                         -------------------   PAID-IN       NOTES      EARNINGS   STOCKHOLDERS'
                                                           SHARES     AMOUNT   CAPITAL     RECEIVABLE   (DEFICIT)     EQUITY
                                                         ----------   ------  ----------   ----------   ---------  -------------
Balances at December 31, 2001                             7,471,033     $1     $ 37,784     $(11,675)   $(48,069)    $(21,959)
Exercise of stock options and stock issuance,
  and income tax benefit thereof                             46,207      -          572            -           -          572
Issuance of stock warrants                                        -      -        4,127            -      (1,989)       2,138
Sale of common stock                                     15,525,000      2      228,499            -      (1,600)     226,901
Conversion of Class A common stock to common stock        9,990,889      1      143,778            -     (35,306)     108,473
Repurchases of common stock                                 (58,012)     -         (880)         880           -            -
Interest on notes receiveable                                     -      -            -         (351)          -         (351)
Preferred stock dividends and liquidation premium                 -      -            -            -     (10,276)     (10,276)
Accretion to preferred stock redemption value                     -      -            -            -      (9,279)      (9,279)
Accretion to Class A common stock redemption value                -      -            -            -        (290)        (290)
Net loss                                                          -      -            -            -      (3,210)      (3,210)
                                                         ----------     --     --------     --------    ---------    --------
Balances at June 30, 2002                                32,975,117     $4     $413,880     $(11,146)   $(110,019)   $292,719
                                                         ==========     ==     ========     ========    =========    ========

See accompanying notes to unaudited condensed consolidated financial statements.

                      VERIDIAN CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (DOLLARS IN THOUSANDS)
                                   (UNAUDITED)

                                                                                                  SIX MONTHS ENDED JUNE 30,
                                                                                                 ---------------------------
                                                                                                    2002              2001
                                                                                                 ---------         ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                                                       $  (3,210)        $  (8,050)
  Adjustments to reconcile net loss to net cash provided by operating activities:
    Depreciation and amortization                                                                    5,154            11,564
    Extraordinary loss, pretax                                                                      18,494                 -
    Noncash interest expense                                                                           860               929
    Noncash interest income on stock purchase notes                                                   (351)             (371)
    Loss from discontinued operations                                                                    -             6,315
    Loss on disposal of discontinued operations                                                      1,103                 -
    Loss on disposal of property, plant and equipment                                                   72                44
    Changes in assets and liabilities, net of effects of business acquisitions:
      Receivables                                                                                    3,743           (16,658)
      Inventories                                                                                      166                94
      Income taxes receivable                                                                       (5,804)             (196)
      Other assets                                                                                  (3,211)             (826)
      Accounts payable                                                                              (4,372)            6,875
      Income taxes payable                                                                               -              (746)
      Accrued employee comp costs                                                                      (73)           (4,379)
      Other accrued expenses                                                                         2,958             3,734
      Post-retirement benefits                                                                         (61)              (56)
      Other long-term liabilities                                                                       40               (16)
                                                                                                 ---------         ---------
        Net cash provided by (used in) operating activities                                         15,508            (1,743)
                                                                                                 ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of property, plant and equipment                                                        (5,601)           (8,971)
  Proceeds from sale of assets                                                                           -                19
  Proceeds from sale of discontinued operations                                                        500                 -
  Cash used by discontinued operations                                                              (7,926)           (5,051)
  Acquisition of businesses                                                                              -            (1,500)
                                                                                                 ---------         ---------
        Net cash used in investing activities                                                      (13,027)          (15,503)
                                                                                                 ---------         ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from borrowings, net of transaction costs                                               262,239           132,000
  Proceeds from initial public offering, net of transaction costs                                  226,901                 -
  Proceeds from exercise of stock options                                                              134                14
  Proceeds from interest on notes receivable                                                             -                12
  Principal payments of long-term debt                                                            (294,546)         (117,050)
  Retirement of subordinated notes, including prepayment penalty                                  (100,700)                -
  Redemption of preferred stock, including liquidation premium and dividends                       (66,371)                -
  Repurchases of common stock                                                                            -                (2)
                                                                                                 ---------         ---------
        Net cash provided by financing activities                                                   27,657            14,974
                                                                                                 ---------         ---------
Net increase (decrease) in cash and equivalents                                                     30,138            (2,272)
Cash and cash equivalents at beginning of period                                                     2,105             2,324
                                                                                                 ---------         ---------
Cash and cash equivalents at end of period                                                       $  32,243         $      52
                                                                                                 =========         =========
Supplemental disclosures of cash flow information:
  Cash paid during the period for interest                                                       $  10,933         $  13,586
  Cash paid during the period for income taxes                                                       4,386             1,970

See accompanying notes to unaudited condensed consolidated financial statements.

                      VERIDIAN CORPORATION AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

NOTE 1  BASIS OF PRESENTATION

The accompanying unaudited interim condensed consolidated financial statements of Veridian Corporation (the Company) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, as included in the Company's Prospectus dated June 5, 2002 filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting of normal, recurring adjustments, which are, in the opinion of management, necessary to present fairly the Company's financial position as of June 30, 2002 and 2001, and the results of its operations, cash flows and changes in stockholders' equity (deficit) for the six months ended June 30, 2002 and 2001. The results of operations for the six months ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

NOTE 2  RECAPITALIZATION

     (a)  Initial Public Offering

     On June 10, 2002, the Company closed on the initial public offering of 15,525,000 shares of common stock, including the sale of 2,025,000 shares to cover over-allotments granted to underwriters, at $16 per share, generating net cash proceeds of $226,901. The majority of the proceeds were used to retire long-term debt and preferred stock. $100,700 was used to retire the Company's 14.50 percent senior subordinated notes (subordinated notes) due July 31, 2008, including a 6 percent early extinguishment penalty of $5,700 of the face amount of the subordinated notes, and $66,371 was used to redeem all of its senior redeemable exchangeable preferred stock, Series A (Series A preferred stock), including a 12 percent early redemption penalty of $6,969 and accrued dividends of $1,328. The proceeds were also used to fund the repayment of $28,436 of outstanding principal due under revolving loans of the Company's existing credit facility (the 2000 facility) that were not funded by proceeds of the refinancing (note 2(b)). The remaining proceeds of $31,394 are available to fund working capital requirements and business acquisitions.

     (b)  Refinancing

     Concurrent with the closing of the initial public offering, the Company replaced the 2000 credit facility with a new facility (the 2002 facility) provided by a syndicate of financial institutions. The Company received proceeds of $130,000, net of transaction costs of $2,561, to repay $108,075 and $19,364 of principal due under term and revolving loans, respectively, that were outstanding under the 2000 credit facility. An additional $28,436 of revolving loan principal outstanding under the 2000 facility was repaid with proceeds from the initial public offering.

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     (c)  Conversion of Class A Common Stock

     In connection with the initial public offering, all of the Company's outstanding Class A common stock, was converted into common stock in accordance with the Class A common stock purchase agreement dated September 7, 1999 (the Class A agreement). Under the terms of the Class A agreement, based on the common stock offering price of $16 per share, the Class A common stock was converted at the maximum permissible rate of
     1.365188 share of common stock for each share of Class A common stock. In total, 7,318,325 shares of shares Class A common stocks were converted into 9,990,889 shares of common stock. Upon the conversion, the Company recognized the transfer of $35,306 of value from the common stockholders to the Class A common stockholders. This amount is reflected as a beneficial conversion to the Class A common stockholders in deriving the net loss attributable to common stockholders in the accompanying statement of operations for the three and six months ended June 30, 2002.

     (d)  Stock Split and Changes in Authorized Shares

     In contemplation of the initial public offering, on May 16, 2002, the Company affected a 1.33-for-1 stock split of the Company's Class A and Class B common stock. Also on May 16, 2002, the Company effected a conversion of Class B common stock to common stock, on a share-for-share basis, increased the number of authorized shares of common stock to 130,000,000, adjusted the number of authorized preferred shares to 20,000,000, and increased the number of shares of common stock reserved for issuance under the 2000 Stock Incentive Plan from 4,123,000 to 4,788,000 shares.

     All share, per share, and conversion amounts relating to the Class A and Class B common stock, stock options, and stock purchase warrants included in the accompanying condensed consolidated financial statements have been retroactively adjusted to reflect the stock split.

     (e)  Stock Purchase Warrants

     In connection with the conversion of the Class A common stock, the Company issued 124,328 and 133,628 warrants to purchase common stock to the former holders of the Series A preferred stock and subordinated notes, respectively. The warrants were issued in accordance with anti-dilutive clauses contained in the purchase agreements covering the original sale of the Series A preferred stock and subordinated notes. Each warrant issued entitles its holder to purchase one share of common stock at $0.000075 per share. Warrants issued to both the former Series A preferred stockholders and subordinated noteholders are effective through September 7, 2010. In addition, the warrants and the underlying common stock are subject to certain transfer restrictions.

     The Company valued the warrants under the fair value method as required under SFAS No. 123. The Black-Scholes method was used with the following assumptions: a risk free interest rate of 4.85 percent, expected common stock market price volatility of 50 percent, and a term of 8.25 years. The value of the warrants issued to the Series A preferred stockholders totaled $1,989, and is deducted from the net loss for the three and six months ended June 30, 2002 in deriving the net loss attributable to common stockholders. The value of the warrants issued

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     to the former subordinated noteholders totaled $2,138. This amount, net of an income tax benefit of $859, is included as a component of the extraordinary loss from early extinguishments of long-term debt in the accompanying consolidated statements of operations


NOTE 3  NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

During the three and six months ended June 30, 2002, there were several non-recurring transactions related to the recapitalization of the Company that, in addition to preferred stock dividends and accretion of the carrying values of preferred and Class A common stock to their respective liquidation values, are recognized as deductions to derive net loss attributable to common stockholders. The transactions and the respective amounts, including the preferred dividends and accretion, together with the effects on income from continuing operations before extraordinary loss, are as follows:

                                                                   THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                         JUNE 30                          JUNE 30
                                                                ------------------------          -----------------------
                                                                  2002             2001             2002            2001
                                                                --------          ------          -------          ------
Income (loss) from continuing operations
 before extraordinary loss                                      $  5,261            (632)           8,831          (1,735)
Adjustments for net income (loss)
 attributable to common stockholders:
  Preferred stock dividends                                        1,484           1,606            3,307           3,145
  Premium due upon early redemption of preferred stock             6,969               -            6,969               -
  Accretion to redemption values of preferred and Class A
   common stock                                                    9,139             405            9,569             804
  Beneficial conversion of Class A common stock                   35,306               -           35,306               -
  Issuance of anti-dilutive warrants to preferred
    stockholders                                                   1,989               -            1,989               -
  Liquidity event fee paid to Class A common stockholders          1,600               -            1,600               -
                                                                --------          ------          -------          ------
  Total adjustments to income (loss) from continuing
   operations before extraordinary loss                           56,487           2,011           58,740           3,949
                                                                --------          ------          -------          ------
Loss from continuing operations before extraordinary loss
 attributable to common stockholders                            $(51,226)         (2,643)         (49,909)         (5,684)
                                                                ========          ======          =======          ======


NOTE 4   EARNINGS PER SHARE

Basic earnings (loss) per share (EPS) is computed by dividing net income available, or loss attributable, to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings (loss) per share for the three and six months ended June 30,

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

2002 and 2001 does not include the weighted average effect of potentially dilutive securities since the effect would be anti-dilutive, and as such is computed in the same manner as the basic earnings (loss) share. The weighted average number of shares outstanding used to compute basic EPS, and diluted EPS had the effect of potentially dilutive securities not been anti-dilutive, are as follows:

                                                      THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                           JUNE 30                               JUNE 30
                                                -----------------------------         -----------------------------
                                                   2002               2001               2002               2001
                                                ----------         ----------         ----------         ----------
Weighted average shares outstanding:
  Basic                                         13,134,533          7,524,786         10,443,919          7,528,043
  Potentially dilutive securities:
    Class A common stock                         7,770,691          9,990,889          8,880,790          9,990,889
    Stock options and warrants                   2,407,612          2,421,626          2,438,776          2,429,132
                                                ----------         ----------         ----------         ----------
  Diluted                                       23,312,836         19,937,301         21,763,485         19,948,064
                                                ==========         ==========         ==========         ==========


NOTE 5  LONG-TERM DEBT

     (a)  Senior Credit Facilities

     Effective June 5, 2002, concurrent with the initial public offering, the Company replaced its 2000 facility with the 2002 facility (note 2(b)), under which it may borrow up to $200,000. The 2002 facility consists of a $130,000 term loan facility and a $70,000 revolving credit facility, and also provides for aggregate stand-by letters of credit of $20,000, which reduce the funds available under the revolving credit facility when issued. The revolving and term credit facilities expire June 30, 2007 and 2008, respectively.

     At June 30, 2002, the Company had $130,000 outstanding under a single LIBOR loan under the term facility. The Company also had approximately $1,587 of outstanding stand-by letters of credit at June 30, 2002, and $68,473 of borrowing capacity under the revolving facility. As of the date of the filing of this Form 10-Q, the Company has not borrowed directly against the revolving credit facility. Amounts outstanding under the term loan facility are due as follows:

     Year ending December 31:
       2002                              $    650
       2003                                 1,300
       2004                                 1,300
       2005                                 1,300
       2006                                 1,300
       Thereafter                         124,150
                                         --------
                                         $130,000
                                         ========

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     Borrowings under the 2002 facility bear interest at rates based on LIBOR or the prime rate, as elected by the Company. The effective LIBOR and prime based rates include margins of 2.25 to 3.25 percent and 1.00 to 2.00 percent, respectively. Interest is due and payable either quarterly or at various monthly intervals based on the underlying type of loan. To date, the Company has elected to apply LIBOR to outstanding borrowings. At June 30, 2002, the effective interest rate for the outstanding term loan was
     5.09 percent.

     The 2002 facility contains covenants that stipulate minimum amounts of earnings before interest, taxes, depreciation and amortization (EBITDA), fixed charge coverage and asset coverage ratios, as well as maximum total leverage ratio and capital expenditures. The facility also contains negative covenants that impose limitations upon certain investments; creation of liens; mergers and liquidation; sales of assets; payments of cash dividends and distributions; exchanges and issuances of capital stock; transactions with affiliates; certain accounting changes and organizational document amendments; amendments to, and payments and prepayments of, subordinated debt; restrictive agreements; alterations to the nature of our business; impairment of security interests; and the assumption of additional indebtedness. Substantially all Company assets serve as collateral under the 2002 facility. At June 30, 2002, the Company was in compliance with the financial covenants of the 2002 facility.

     The Company capitalized $2,561 of debt issuance costs associated with the 2002 facility, consisting primarily of legal fees and underwriting fees paid to the administrative agent for the account of the lenders. These costs are being amortized on a straight-line basis over the five-year term of the revolving credit facility. The unamortized balance of $2,522 at June 30, 2002 is included as deferred financing costs in the accompanying consolidated balance sheet as of that date.

     In connection with the refinancing of the 2000 facility, the Company incurred a charge of $2,771 for the write-off of unamortized deferred financing cost associated with the 2000 facility. This amount, net of an income tax benefit of $1,113, is reflected as a component of the extraordinary loss on the early extinguishment of debt in the accompanying statements of operations for the three and six months ended June 30, 2002.

     (b)  Subordinated Notes

     The subordinated notes bore interest at 14.5 percent, payable quarterly. In connection with the early retirement of the subordinated notes, the Company incurred a prepayment fee equal to 6 percent of the face amount of the notes, or $5,700. The Company also wrote off $7,885 of unamortized discount associated with the subordinated notes. These two amounts, net of an aggregate income tax benefit of $5,564, are included as a component of the extraordinary loss from debt extinguishment reflected in the accompanying consolidated statements of operations for the six months ended June 30, 2002.

     (c)  Interest Rate Swap

     At June 30, 2002, the Company was party to a single interest rate swap agreement with a notional amount of $20,000, and an expiration date of February 2003. The swap agreement

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

     does not qualify as an effective hedge under SFAS No. 133, and accordingly changes in the fair value of the swap are included as a component of interest expense.

     During the three and six months ended June 30, 2002, the fair value of the swap increased $38 and $251, respectively. During the comparative periods of 2001, the swap decreased in value by $40 and $399. At June 30, 2002, the fair value of the swap was $(556). This amount is included within other accrued expenses in the accompanying consolidated balance sheets.

     (d)  Extraordinary Loss

     Effective with the refinancing of the 2000 facility and the retirement of the subordinated notes, the Company recognized an extraordinary loss from the extinguishments of debt totaling $10,938. The components of the extraordinary loss are as follows:

Loss associated with 2000 facility - write-off
 of unamortized deferred financing costs                    $ 2,771
Loss associated with subordinated notes:
  Write-off of unamortized discount                           7,885
  Prepayment penalty                                          5,700
  Issuance of anti-dilutive warrants                          2,138
                                                            -------
                                                             18,494
Less income tax benefit                                       7,556
                                                            -------
  Extraordinary loss from debt extinguishments              $10,938
                                                            =======


NOTE 6  SALE OF DISCONTINUED OPERATIONS

Effective June 18, 2002, the Company completed a sale of substantially all of the net assets and operations of its wholly-owned subsidiary, Veritect, Inc. (Veritect) to RedSiren Technologies, Inc. for $500 in cash. The Company had previously recognized a loss for the discontinuance of Veritect's operations, as well as a provision for the estimated losses of Veritect from January 1, 2002 to the estimated sale date, upon its commitment to dispose of Veritect's operations in December 2001. The loss from discontinued operations together with the actual loss incurred upon the sale did not differ materially from the provisions previously recognized.

NOTE 7  NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations", and No. 142, "Goodwill and Other Intangible Assets", (the Statements)

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

On January 1, 2002, the Company began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The following information reconciles reported net loss attributable to common stockholders, and loss per share, to adjusted net loss attributable to common stockholders and loss per share, excluding the goodwill amortization previously recognized.

                                                                      THREE MONTHS ENDED                    SIX MONTHS ENDED
                                                                            JUNE 30                               JUNE 30
                                                                ------------------------------         ----------------------------
                                                                    2002               2001               2002              2001
                                                                -----------          ---------         ----------         ---------
Net income (loss) attributable to common stockholders:
  Income (loss) from continuing operations before
   extraordinary loss                                           $   (51,226)            (2,643)           (49,909)           (5,684)
  Add back goodwill amortization                                          -              2,994                  -             5,988
                                                                -----------          ---------         ----------         ---------
  Adjusted income (loss) from continuing operations
   before extraordinary loss                                    $   (51,226)               351            (49,909)              304
                                                                ===========          =========         ==========         =========
  Adjusted net income (loss)                                    $   (62,164)            (2,865)           (61,950)           (6,011)
                                                                ===========          =========         ==========         =========
Basic and diluted earnings (loss) per share
  Income (loss) from continuing operations before
   extraordinary loss                                           $     (3.90)             (0.35)             (4.78)            (0.75)
  Add back goodwill amortization                                          -               0.40                  -              0.80
                                                                -----------          ---------         ----------         ---------
  Adjusted income (loss) from continuing
   operations before extraordinary loss                         $     (3.90)              0.05              (4.78)             0.05
                                                                ===========          =========         ==========         =========
  Adjusted net income (loss)                                    $     (4.73)             (0.38)             (5.93)            (0.80)
                                                                ===========          =========         ==========         =========
  Weighted average common shares outstanding                     13,134,533          7,524,786         10,443,919         7,528,043
                                                                ===========          =========         ==========         =========

The Company has completed the first of the required impairment tests of goodwill during the second quarter of 2002, and has determined that an adjustment to the carrying value of its goodwill is not required.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144). SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The adoption of SFAS No. 144 did not have an impact on the Company's financial statements.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company has not determined the effect that this statement will have on its consolidated financial position or results of operations.

In November 2001, the Emerging Issues Task Force, or EITF, issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred. EITF Topic No. D-103 requires that companies report reimbursements received for out-of-pocket expenses incurred as revenue, rather than as a reduction of expenses. The provisions of EITF Topic No. D-103 are effective for financial statements issued for fiscal years beginning after December 15, 2001. As the Company has historically accounted for reimbursements of out-of-pocket expenses in the manner described above, the provisions of EITF Topic No. D-103 has not materially impacted its consolidated financial position or results of operations.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity's statement of operations. SFAS 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both "unusual in nature" and "infrequent in occurrence" as prescribed under Accounting Principles Bulletin No. 30, Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS 145 are effective for fiscal years beginning after December 15, 2002. The Company has recognized extraordinary losses from debt extinguishments in recent periods, and is evaluating the impact of SFAS 145 upon its financial statements.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), which required that exit or disposal activity related liabilities be recognized when an entity commits itself to such a plan. SFAS 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Absent plans to exit or dispose of any of its business operations as of June 30, 2002, the Company does not expect SFAS 146 to have a material impact upon its financial statements.


NOTE 8  INVENTORIES

Inventories at June 30, 2002 consist of the following:

                      VERIDIAN CORPORATION AND SUBSIDIARIES

                    (DOLLARS IN THOUSANDS, EXCEPT SHARE DATA)

Raw materials                                    $  904
Work in process                                     505
Finished goods                                      550
Supplies and spare parts                            706
                                                 ------
                                                  2,665
Less - reserve for excess and obsolete
 inventory                                          320
                                                 ------
Total inventory                                  $2,345
                                                 ======

NOTE 9  RELATED PARTY TRANSACTION

In connection with the initial public offering, the Company paid a $1,600 fee to Monitor Clipper Partners, an affiliate of the Monitor Clipper Equity Partners, L.P. This fee was due upon a liquidity event as defined in the Class A purchase agreement.


NOTE 10 SUBSEQUENT EVENT

On August 12, 2002, the Company signed a definitive agreement to acquire all of the common stock and related assets of SIGNAL Corporation for $227,000, including the assumption of certain debts of SIGNAL. The Company plans to finance the acquisition from available cash, an expansion of its 2002 facility from $200,000 to $340,000 and a $25,000 bridge loan from the sellers. The acquisition is subject to various closing conditions and approvals, including approval under the Hart-Scott-Rodino Act. The Company expects the acquisition to be consummated in late September 2002. If the transaction is not consummated due to a failure to obtain adequate financing, the Company will become liable for a termination fee of $4,400.

The estimated excess of the purchase consideration over the net tangible assets of SIGNAL Corporation is $200,000, and will be evaluated in accordance with the provisions of SFAS No. 141. Under the terms of the purchase agreement, this excess consideration will be deductible for income tax reporting purposes on a straight-line basis over a 15 year period.

SIGNAL Corporation provides a wide-array of information technology, multi-media and engineering and consulting support services primarily to the United States Department of Defense and various federal civilian agencies. Signal Corporation also provides various information technology services to various state and local governments, commercial companies, and other governmental contractors. The acquisition is consistent with the Company's growth strategy to expand its presence in the federal-civil and homeland security marketplaces.

                ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion should also be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, as included in the Company's prospectus dated June 5, 2002 and filed with the SEC pursuant to Rule 424(b) under the Securities Act of 1933.


FORWARD LOOKING STATEMENTS

Certain statements in this quarterly report on Form 10-Q contain or are based on "forward-looking" information (that the company believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties. Words such as "may", "will", "intends", "should", "expects", "plans", "projects", "anticipates", "believes", "estimates", "predicts", "potential", "continue", or "opportunity" or the negative of these terms or words of similar import are intended to identify forward-looking statements. Such forward-looking statements include, but are not limited to, the expectation that the SIGNAL transaction will close in September, the opportunity for substantial future tax benefits resulting from the SIGNAL transaction, our ability to successfully integrate the operations of SIGNAL, expectations regarding the sufficiency of our capital resources, expectations regarding the impact of new accounting pronouncements, and estimates regarding the weighted average diluted shares outstanding in the third quarter 2002.

These forward-looking statements are subject to known and unknown risks and uncertainties which could cause actual results to differ materially from those anticipated, including, without limitation: adverse changes in U.S. government spending priorities; failure to retain existing U.S. government contracts or win new contracts; risks of contract performance; adverse results of U.S. government audits of our U.S. government contracts; risks associated with complex U.S. government procurement laws and regulations; and other economic, political and technological risks and uncertainties. These and other risk factors are more fully discussed contained in the Company's Registration Statement on Form S-1, as amended (File Number 333-83792), and from time to time, in Veridian's other filings with the Securities and Exchange Commission.

The forward-looking statements included in this quarterly report are only made as of the date of this quarterly report and we undertake no obligation to publicly update any of the forward-looking statements made herein, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

OVERVIEW

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 95% of our revenues during the first six months of 2002 from contracts with U.S. government agencies. The two largest customer groups are the Department of Defense (45%) and U.S. government intelligence agencies (44%). We also provide services to U.S. government civilian agencies, state and local governments and commercial customers.


CRITICAL ACCOUNTING POLICIES

Revenue and Related Cost Recognition

We recognize revenues under our federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable. The results of our assessment of the probability of funding may be different if other assumptions are used.

We recognize revenue under our federal government contracts based on allowable contract costs, as mandated by the federal government's cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. We provide an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

Our revenues consist primarily of payments for the work of our employees, and to a lesser extent, the pass-through of costs for materials and subcontract efforts under contracts with our customers. We enter into three types of U.S. government contracts: cost-plus, time-and-materials (including fixed-price level-of-effort contracts where we are paid fixed hourly rates to deliver certain labor hours) and fixed-price. Under cost-plus contracts, we are reimbursed for all of our allowable costs of performing the work plus a fee. On time-and-materials contracts, we are paid for labor at pre-negotiated hourly billing rates and reimbursed the actual cost of certain other expenses. We assume financial risk on time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates. Under fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities since we receive the benefit of cost savings, but involve greater financial risk because we bear the impact of cost overruns.

We recognize revenues on cost-plus contracts based on reimbursable costs incurred plus estimated fees earned on these contracts. Fees include an estimate of incentive and award fees earned, even though they may be determined and awarded at a later date. When we are able to make a reasonably dependable estimate of the amount of the award fee we will ultimately receive, we include such estimate in our revenue recognized under the percentage-of-completion method. In making this assessment, we consider such factors as our award fee history for similar work and for this particular customer, industry trends, interim performance reviews with the customer and all other available information. We perform this review on a contract by contract basis at the end of each reporting period. Adjustments to the expected award fee rate are recorded in the period in which we change our estimate. Such adjustments have historically been insignificant. Our estimates of award fees earned at each reporting period may be different if other assumptions are used.

Revenues on time-and-materials contracts are based on fixed billable rates for hours delivered plus reimbursable costs. Revenues on fixed-price contracts are recognized using the percentage-of-completion method based on the ratio of costs incurred to estimated total costs upon completion. Revenues under some of our long-term fixed-price contracts that require product deliveries are recognized on a percentage-of-completion basis using the units of delivery as the measurement basis for effort accomplished. Anticipated losses on contracts are charged to earnings as soon as these losses are known. Revenues recognized under fixed-price contracts in each reporting period may be different, if different assumptions are used regarding estimated total costs upon completion of the contracts. Changes in estimated profits on contracts are recorded during the period in which the change in estimate occurs.

Our direct costs include the cost of direct labor for the performance of contract services, the fringe benefits associated with that direct labor and other direct costs related to contract performance, including the cost of materials and equipment, travel and subcontract costs. Some of these other direct costs are an integral part of our contract services on which we may be able to earn a fee. Other components of direct costs may be reimbursed by our customers with only a minor handling charge added. The amount of these other direct costs can vary substantially from period to period and may reduce overall operating margins when they are not fee-bearing.

Indirect costs and selling, general and administrative expenses are the other costs (except depreciation) of delivering our contract services. Significant elements include labor for management and administrative activities, fringe benefits on indirect labor, facility costs and incentive compensation. They also include business development, marketing, selling, bid and proposal and independent research and development costs. Most of these costs are allowable costs under the cost accounting rules for contracting with the U.S. government. As such, they may be directly reimbursed to us in cost-plus contracts or they may be included in cost estimates used for bidding time-and-materials and fixed-price contracts.

Indirect costs, as a percentage of revenues, may be influenced by a number of factors including: the level of other direct costs, our ability to manage personnel levels to meet constantly shifting contract demands and shifts in the mix of labor required for our contracts. For example, an increase in labor services that are performed at our customers' facilities may increase the relative proportion of direct costs because we do not have to incur indirect costs related to the facilities used by those employees.

The majority of our revenues are earned under contracts with various departments and agencies, or prime contractors, of the U.S. government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. U.S. government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to government contracts. Also, contracts with such agencies are also subject to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts.


RECAPITALIZATION

During the second quarter of 2002, we completed several transactions that collectively represent a major recapitalization of our balance sheet. The most significant of these transactions was the initial public offering of 15.525 million shares of common stock at $16 per share. The majority of the net proceeds from the offering of $226.9 million were used to retire long-term debt and preferred stock. Concurrent with the initial public offering, we refinanced our existing credit facility (the 2000 facility) with a $200 million facility consisting of a $130 million term facility and a $70 million revolving facility. We also converted redeemable Class A common stock with a carrying value of $108.2 million to common stock.

The effect of the recapitalization transactions was a net decrease in long-term debt of $113.0 million, a decrease in redeemable preferred stock of $50.6 million, a decrease in redeemable

Class A common stock of $108.5 million, and an increase in stockholders' equity of $315.5 million. In addition, after retiring the preferred stock and long-term debt and paying transaction expenses, we retained $31.4 million of offering proceeds that are available to fund working capital requirements and future business acquisitions.

The individual transactions comprising the recapitalization are more fully described in note 2 to the unaudited condensed consolidated financial statements as included in this quarterly report.


ACQUISITION OF SIGNAL CORPORATION

On August 12, 2002, we signed a definitive agreement to acquire all of the common stock and related assets of SIGNAL Corporation for $227.0 million, including the assumption of certain debt of SIGNAL. We plan to finance the acquisition from available cash and an expansion of our 2002 facility from $200.0 million to $340.0 million, and a $25.0 million bridge loan from the sellers. The acquisition is subject to various closing conditions and approvals, including approval under the Hart-Scott-Rodino Act. We expect the acquisition to be finalized in late September 2002. If the transaction is not consummated due to a failure to obtain financing, we will become liable for a termination fee of $4.4 million.

The estimated excess of the purchase consideration over the net tangible assets of SIGNAL Corporation is $200.0 million, and will be evaluated in accordance with the provisions of SFAS No. 141. The purchase agreement has been structured in a manner that will allow us to realize tax benefits from the deductibility of the excess consideration. Under the terms of the agreement, the excess consideration will be deductible for income tax reporting purposes on a straight-line basis over a 15-year period.

SIGNAL Corporation is a privately held company providing a wide-array of information technology, multi-media and engineering and consulting support services primarily to the United States' Department of Defense and various federal civilian agencies. SIGNAL Corporation also provides various information technology services to various state and local governments, commercial companies, and other governmental contractors. SIGNAL reported revenues of $251.4 million for calendar 2001, and has more than 1,600 employees. The acquisition is consistent with our growth strategy to expand our presence in the federal-civil and homeland security marketplaces.


RESULTS OF OPERATIONS

The following table sets forth our unaudited results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the periods presented:

                                                            THREE MONTHS ENDED JUNE 30
                                            ------------------------------------------------------------
                                                       2002                               2001
                                            ------------------------            ------------------------
                                                               (DOLLARS IN THOUSANDS)
Revenues                                    $192,606           100.0%           $173,479           100.0%
Costs and expenses:
  Direct costs                               128,993            67.0%            113,624            65.5%
  Indirect costs, selling, general
   and administrative expenses                46,993            24.4%             45,694            26.3%
  Depreciation expense                         2,575             1.3%              2,758             1.6%
  Amortization expense                             -               -               2,994             1.7%
  Acquisition, integration and
   related expenses                                -               -                 119             0.1%
                                            --------           -----            --------           -----
     Total costs and expenses                178,561            92.7%            165,189            95.2%
                                            --------           -----            --------           -----
     Income from operations                 $ 14,045             7.3%           $  8,290             4.8%
                                            ========           =====            ========           =====

                                                               SIX MONTHS ENDED JUNE 30
                                            ------------------------------------------------------------
                                                       2002                               2001
                                            ------------------------            ------------------------
                                                               (DOLLARS IN THOUSANDS)
Revenues                                    $369,208           100.0%           $336,202           100.0%
Costs and expenses:
  Direct costs                               244,427            66.2%            218,626            65.0%
  Indirect costs, selling, general
   and administrative expenses                93,471            25.3%             90,007            26.8%
  Depreciation expense                         5,153             1.4%              5,576             1.6%
  Amortization expense                             -               -               5,988             1.8%
  Acquisition, integration and
   related expenses                                -               -                 318             0.1%
                                            --------           -----            --------           -----
     Total costs and expenses                343,051            92.9%            320,515            95.3%
                                            --------           -----            --------           -----
  Income from operations                    $ 26,157             7.1%           $ 15,687             4.7%
                                            ========           =====            ========           =====


SECOND QUARTER OF 2002 COMPARED TO SECOND QUARTER OF 2001

Revenues. Revenues of $192.6 million in the second quarter of 2002 were up 11.0% from 2001 second quarter revenues of $173.5 million. The revenue increase was over a broad range of service offerings and contracts. The growth is a continuation of the strength in the defense and intelligence business that we have experienced since the second quarter of 2001. The announced growth in the defense budgets following the terrorist attacks on September 11, 2001 has affected a number of our programs, but there does not appear to have been a significant effect on our overall revenues. Increased activity in certain areas has been offset by delays in programs and procurement decisions in other areas as our customers reassess priorities.

Costs and Expenses. Direct contract costs in the second quarter of 2002 increased to 67.0% of revenues. This compares to 65.5% for the second quarter of 2001. The percentage increase results from an increased proportion of subcontract and other direct contract costs, two components of direct contract costs that tend to have more variability than direct labor costs. Direct labor increased by 11% from the first quarter of 2001, consistent with the increase in revenue and similar to the trend over the last several quarters.

Indirect expenses declined to 24.4% of revenues in the second quarter compared to 26.3% for the second quarter of 2001. The decline is primarily the result of reductions in indirect labor costs derived from efforts to improve labor productivity that were implemented in the second half of 2001. The improvement in labor productivity achieved in late 2001 has carried over into 2002. The lower percentage is also caused by the increase in the percentage of revenues related to other direct contract costs, since those revenues do not require significant incremental indirect costs.

Depreciation expense decreased to $2.6 million in the second quarter of 2002 from $2.8 million in the second quarter of 2001. This lower expense results from a decrease in capital expenditures. Amortization of goodwill for the second quarter of 2002 was zero as a result of the January 1, 2002 adoption of SFAS No. 142, Goodwill and Other Intangible Assets. We have completed its assessment of the carrying value of goodwill ($207.9 million at January 1, 2002) and determined that an impairment charge is not required. Amortization expense during the second quarter of 2001 was $3.0 million, or 1.7% of revenues for the same period.

Income from Operations. Operating profits rose to $14.0 million for the second quarter of 2002, or 7.3% of revenues. This compares to $11.4 million, or 6.6% of revenues, for the same period in 2001, after adjusting for the goodwill amortization and acquisition and integration related charges. The margin improvement of 0.7% is largely attributed to the 11% increase in revenues and improved labor productivity achieved in the second quarter of 2002 versus the same period in 2001. The improved labor productivity together with decreases in other direct costs have lead to increased profitability on our time-and-materials and fixed-priced contracts, which represent approximately 47% of our revenue base.

Income (Loss) from Continuing Operations. The income from continuing operations increased to $5.3 million for the three months ended June 30, 2002, versus a loss from continuing operations of $0.6 million for the second quarter of 2001. The increase can be largely attributed to the absence of goodwill amortization in 2002 versus 2001, as well as the increase in operating income resulting from growth in revenues and operating margins described above. Lower interest expense has also contributed to the increase in income from continuing operations. Interest expense in the second quarter of 2002 decreased to $5.2 million from $7.0 million in the second quarter of 2001 primarily as a result of reduced interest rates applied to outstanding borrowings under our senior credit facility, which are based on LIBOR, and the reduced level of borrowing after the initial public offering.


FIRST HALF OF 2002 COMPARED TO FIRST HALF OF 2001

Revenues. Revenues of $369.2 million in the first six months of 2002 were up 9.8% from revenues of $336.2 million in the first six months of 2001. The revenue increase was over a broad range of service offerings and contracts. The growth is a continuation of the strength in the defense and intelligence business that we have experienced since the second quarter of 2001. The announced growth in the defense budgets following the terrorist attacks on September 11, 2001 has affected a number of our programs, but there does not appear to have been a significant effect on our overall revenues. Increased activity in certain areas has been offset by delays in programs and procurement decisions in other areas as our customers reassess priorities.

Costs and expenses. Costs of operations in the first six months of 2002 have increased by $22.6 million to $343.1 million to keep pace with the increased activity across all business areas and service offerings. Direct contract costs grew to 66.2% of revenues in the first six months of 2002, compared to 65.0% of revenues in the first half of 2001. The percentage increase is the result of an increased proportion of subcontract and other direct costs relative to revenues. Direct labor increased by 11.0% in the first half of 2002 consistent with overall trends over the last several quarters. Subcontract and other direct costs increased at a rate of 13.0% during the first half of 2002 to a total of $83.1 million.

Indirect expenses declined to 25.3% of revenues for the first six months of 2002 compared to 26.8% of revenues for the comparable period in 2001. The decline is primarily the result of efforts to improve labor productivity that were implemented during the second half of 2001, and the resulting reductions in indirect labor costs that have continued into the first half of 2002. This lower percentage is also caused by the increase in the percentage of revenues related to other direct contract costs, since those revenues do not require significant incremental indirect costs.

Depreciation expense in the first half of 2002 declined to $5.2 million compared to $5.6 million in the first half of 2001. The decrease is the result of lower year-to-date capital expenditures in 2002 versus 2001. There was no amortization of goodwill in the first six months of 2002 due to the implementation of SFAS No. 142 effective January 1, 2002, compared to $6.0 million of goodwill amortization during the first six months of 2001.

Income from Operations. Operating income rose to $26.2 million for the first half of 2002, or 7.1% of revenues, compared to $22.0 million after adjusting for goodwill amortization and acquisition and integration related charges, or 6.5% of revenues, during the same period of 2001. Aside from the discontinuance of goodwill amortization, the significant drivers behind the increase in operating profit were the 9.8% increase in revenues and the higher profit margins. The improvement in margins has been achieved primarily from the additional profit on our time-and-materials and fixed-price contracts related to the reduction in indirect labor costs discussed above.

Income (loss) from continuing operations. Income from continuing operations was $8.8 million in the first half of 2002, as compared to a loss of $1.7 million in the first half of 2001. The improvement was due to the increase of $10.5 million of income from operations, and a $2.9 million reduction of interest expense from $14.0 million in the first half of 2001 to $11.1 million in the first half of 2002. The reduction in interest expense results from sharp reductions in the LIBOR rates over the past year, and the reduced level of borrowings after the initial public offering.


INCOME TAXES

The effective income tax rate on income from continuing operations was 41.2% in the first half of 2002, compared to the estimated rate of 42.3% for the first quarter of 2002. This rate is higher than the United States federal statutory rate of 35.0% due to state and local income taxes. The reduction in the effective rate in the second quarter resulted from reduced state tax expense in certain states. The effective income tax rate during the second quarter of 2001 was 151.9%, which results primarily from the non-deductibility of goodwill amortization. The effective income tax rate, absent the goodwill amortization, was 43.9% during the second quarter of 2001.

DISCONTINUED OPERATIONS

Effective June 18, 2002, we completed a sale of substantially all of the net assets and operations of our wholly owned subsidiary, Veritect, Inc. (Veritect) to RedSiren Technologies, Inc. for $0.5 million in cash. We had previously recognized a loss for the discontinuance of Veritect's operations, as well as a provision for the estimated losses of Veritect from January 1, 2002 to the estimated sale date, based upon our commitment to dispose of Veritect's operations in December 2001. The loss from discontinued operations together with the actual loss incurred upon the sale did not differ materially from the provisions previously recognized.


EXTRAORDINARY LOSS ON EARLY EXTINGUISHMENT OF DEBT

In connection with the early retirement of our subordinated notes, we incurred and paid a $5.7 million prepayment penalty and wrote off $7.9 million of unamortized discount on the subordinated notes. We also wrote off $2.8 million of deferred financing costs associated with the 2000 facility, and issued stock purchase warrants valued at $2.1 million to the subordinated noteholders as a result of the conversion of the Class A Common Stock. Collectively these amounts, net of an income tax benefit of $7.6 million, have been recognized as an extraordinary loss on debt extinguishment in the quarter ended June 30, 2002.


NET LOSS ATTRIBUTABLE TO COMMON STOCKHOLDERS

During the three and six months ended June 2002 and 2001, adjustments to derive net loss attributable to common stockholders totaled $56.5 million and $2.0 million, respectively. A detailed schedule listing these transactions and the respective amounts, together with their effects on income from continuing operations before extraordinary loss, is included in note 3 to the unaudited condensed consolidated financial statements. Descriptions of the individual transactions are included in note 2.


EARNINGS PER SHARE

Basic and diluted earnings (loss) per share (EPS) are as follows:

                                                          THREE MONTHS ENDED                SIX MONTHS ENDED
                                                                 JUNE 30                         JUNE 30
                                                        ----------------------           ---------------------
                                                         2002             2001            2002            2001
                                                        ------           -----           -----           -----
Basic loss per share:
  Income (loss) from continuing operations              $(3.90)          (0.35)          (4.78)          (0.75)
  Loss from discontinued operations                          -           (0.43)          (0.10)          (0.84)
  Extraordinary loss from debt extinguishment            (0.83)              -           (1.05)              -
                                                        ------           -----           -----           -----
                                                        $(4.73)          (0.78)          (5.93)          (1.59)
                                                        ======           =====           =====           =====
Diluted loss per share:
Income (loss) from continuing operations                $(3.90)          (0.35)          (4.78)          (0.75)
  Loss from discontinued operations                          -           (0.43)          (0.10)          (0.84)
  Extraordinary loss from debt extinguishment            (0.83)              -           (1.05)              -
                                                        ------           -----           -----           -----
                                                        $(4.73)          (0.78)          (5.93)          (1.59)
                                                        ======           =====           =====           =====

Basic earnings (loss) per share (EPS) is computed by dividing net income available, or loss attributable, to common stockholders by the weighted average number of outstanding shares of common stock. Diluted EPS for the three and six month periods ended June 30, 2002 and 2001 is computed in the same manner as the basic EPS since adjustments related to the effects of the stock options, stock warrants and conversion of Class A common stock would have been anti-dilutive.

The weighted average number of shares used in the calculation of both basic and diluted EPS from continuing operations, and the weighted average number of potentially dilutive securities not used in the computation of diluted EPS due to their anti-dilutive effect on the net loss per share amounts, for the three and six months ended June 30, 2002 and 2001, are as follows:

                                                    THREE MONTHS ENDED                     SIX MONTHS ENDED
                                                          JUNE 30                               JUNE 30
                                               -----------------------------         -----------------------------
                                                  2002                2001             2002                2001
                                               ----------         ----------         ----------         ----------
Weighted average number of shares -
 basic and diluted loss per share
 computations                                  13,134,533          7,524,786         10,443,919          7,528,043

Potentially dilutive securities not used
 in computations due to antidilutive
 effect                                        10,178,303         12,412,515         11,319,566         12,420,021
                                               ----------         ----------         ----------         ----------
Total weighted average number of
 shares to be used in dilutive
 computations                                  23,312,836         19,937,301         21,763,485         19,948,064
                                               ==========         ==========         ==========         ==========

Based on the number of shares outstanding at June 30, 2002, we estimate that there will be approximately 35.4 million weighted average diluted shares outstanding in the third quarter of 2002.

As the recapitalization charges are non-recurring, the reported losses per share are not considered a good basis to use for developing future expectations for earnings per share. To assist the reader in understanding EPS without the non-recurring charges, the company has prepared a pro forma computation of EPS for income from continuing operations before extraordinary loss from debt extinguishments as follows, using second quarter income from continuing operations as the starting point:

                                                         (DOLLARS IN THOUSANDS,
                                                         EXCEPT PER SHARE DATA)

Income from continuing operations before                       $    14,045
 extraordinary loss on debt extinguishment
Less pro forma interest expense based on debt
 levels after the initial public offering                           (1,617)
                                                               -----------
  Pro forma earnings before income taxes                            12,428

Pro forma income tax expense                                         5,120
                                                               -----------
Pro forma net income                                           $     7,308
                                                               ===========
Pro forma diluted earnings per share                           $      0.21
                                                               ===========
Pro forma weighted average number of diluted shares             35,400,000
                                                               ===========


LIQUIDITY AND CAPITAL RESOURCES

On June 10, 2002, we consummated our initial public offering of 15,525,000 shares of common stock, including an over-allotment of 2,025,000 shares granted to the underwriters, at the price of $16 per share. We realized net proceeds of $226.9 million after deducting underwriters fees and other transactional costs. Most of the proceeds were used to retire long-term debt and preferred stock as indicated below:

                                                         (DOLLARS IN THOUSANDS)
Early retirement of subordinated notes, including
 prepayment penalty of $5,700                                   $100,700
Redemption of preferred stock, including liquidation
 preference of $6,969 and accrued dividends                       66,371
Net reduction in loans under credit agreement                     28,436
Cash available for working capital requirements and
 business acquisitions                                            31,394
                                                                --------
                                                                $226,901
                                                                ========

Concurrent with the initial public offering we also entered into a new $200 million senior credit facility (the 2002 facility) which permits term loans of up to $130 million and revolving credit loans totaling $70 million. Upon the closing of the 2002 facility, we borrowed the full amount of the term loan of $130 million, but we have not drawn on the revolving credit portion of the 2002 facility.

The term loans under the new credit facility are due in six years. The revolving credit commitment expires in five years. Interest on the term loans are at a floating rate based on LIBOR. The initial loan is at an interest rate of 5.1%. Based on current borrowing levels, the interest rate will convert to a level of
2.75 percent above the applicable LIBOR rate during the third quarter of this year. The 2002 facility contains customary financial covenants related to maintaining minimum EBITDA, fixed charge ratio and asset coverage ratio and maximum total debt ratio and capital expenditures. The 2002 facility permits acquisitions having an aggregate cash consideration of up to $25 million and aggregate total consideration of up to $50 million. Required principal payments on the term loan are as follows:

                                   (DOLLARS IN THOUSANDS)
Year ending December 31:
  2002                                  $    650
  2003                                     1,300
  2004                                     1,300
  2005                                     1,300
  2006                                     1,300
  Thereafter                             124,150
                                        --------
                                        $130,000
                                        ========

Cash flow from operations increased to $15.5 million in the first half of 2002 compared to cash used in operations in the first half of 2001 of $1.7 million. The change in operating cash flow was primarily as a result of the changes in accounts receivables in the respective periods. In the first half of 2001 accounts receivable increased as a result of growing revenues, but also due to an increase in days sales outstanding (DSO) from 90 days at the end of 2000 to 92 days at June 30, 2001. The increase in DSO was the result of inefficiencies in billing and collection activities associated with the implementation of new accounting systems in early 2001. These inefficiencies encountered during the system implementations became more pronounced during the remainder of 2001. By December 31, 2001, the DSO had increased to 101 days. The last of the heritage company accounting systems were converted to the new system in the second quarter of 2002. As the Company has completed the conversions and provided additional system training to its personnel, billing and collection efficiencies have improved. By June 30, 2002, the DSO had dropped to 94 days, which was the basis for the $3.7 million reduction in accounts receivable in the first half of 2002, while revenues were increasing. We believe that we will achieve further improvements in our management of accounts receivable. We have set a goal of bringing our DSO to below 90 days by the end of 2002, with further improvements in 2003 as we gain more experience with the new system, people and processes.

Changes in accounts payable have also had significant effects on operating cash flow in the periods presented. In the first half of 2001, an increase of $6.9 million in accounts payable added significantly to operating cash flow. The increase was partially related to the accounting system conversion discussed earlier. The conversion activities had the effect of delaying some payments to suppliers. As system conversions have been completed, we have improved our timely payment to suppliers, which is reflected in the reduction of $4.4 million in accounts payable during the first half of 2002.

In the first half of 2002, we made estimated income tax payments against our income from continuing operations. During the second half of this year, we will apply the tax losses generated from the early extinguishments of debt described earlier, as well as losses incurred in connection with the discontinuance of the Veritect business, against projected taxable income from operations. The estimated income tax payments made during the first six months of 2002 that are expected to be recovered by reducing estimated tax payments in the second half of the year have been reflected as income taxes receivable at June 30, 2002.

In the first half of 2002, capital expenditures totaled $5.6 million, slightly above depreciation expense for the period of $5.2 million. These expenditures were incurred across all our operations and were made to support business growth and for routine equipment replacements. Capital expenditures in the first half of 2001 were at a higher level of $9.0 million as incremental funds were required to support a facility consolidation in early 2001, and to fund the acquisition and implementation of new accounting systems and software. At June 30, 2002, we had no material commitments for capital expenditures.

In the first half of 2002, we used $7.4 million in the discontinued operations of our Veritect subsidiary. Most of this amount had been accrued as a provision for loss on disposal at December 31, 2001. The sale of the subsidiary in June 2002 ends our support of this commercial venture (See Discontinued Operations).

With the completion of the capital restructuring associated with the initial public offering, we have substantially reduced our interest costs, and through the sale of Veritect have ended the cash requirements of supporting that operation. With these actions complete, we believe that our operating cash flow and funds available under our revolving credit facility are sufficient to meet our operating cash needs and our debt service requirements. Assuming the acquisition of SIGNAL is completed, we believe that our cash flows, together with those of SIGNAL, and cash available under an expanded 2002 facility of $340 million, will be sufficient to meet the operating cash requirements of the larger entity and the debt service requirements under the expanded facility. To the extent that the financial requirements of other business acquisition opportunities exceed the proposed limits under the expanded 2002 facility, we will need to arrange additional debt or equity financing.

IMPACT OF INFLATION

The nature of our contracts with the U.S. government sharply reduces exposure to the potential negative financial effects of inflation. We are able to directly recover increased costs for those costs charged directly to, or allocated to, our cost-plus contracts, which account for approximately 53% of our business. On our other contracts, we propose fixed prices or labor rates that reflect our expectations of future cost increases.

NEW ACCOUNTING PRONOUNCEMENTS

In recent years, the Financial Accounting Standards Board and the Emerging Issues Task Force have issued several pronouncements, many of which have or will have an effect on our financial reporting. One pronouncement that has had a significant impact upon our operating results is SFAS No. 142, Goodwill and Other Intangible Assets, issued by the FASB in June 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The effect of adopting SFAS No. 142 was an increase in income from operations of $3.0 million for the three months ended June 30, 2002, and in increase of $6.0 million for the six months ended June 30, 2002. The impact of this pronouncement on income from continuing operations and net loss attributed to common stockholders was the same as the impact on operating income as goodwill amortization is nondeductible for income tax reporting purposes. A schedule outlining the impact of SFAS No. 142 on our income from operations, net loss attributable to common stockholders, and basic and diluted earnings (loss) per share in presented in note 7 to the unaudited condensed consolidated financial statements contained herein.

SFAS No. 142 also requires companies to periodically assess the carrying value of intangible assets and make adjustments to reflect impairments to carrying values based on assessments of estimated fair values. We have completed the first of the required impairment tests of goodwill during the second quarter of 2002, and have determined that no adjustment to the carrying value of our goodwill is required at this time.

In addition to SFAS No. 142, the other recent pronouncements affecting or that may affect our financial reporting are as follows:

     - Statement of Financial Accounting Standard No. 141, Business Combinations (SFAS No. 141)

     - Statement of Financial Accounting Standard No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143)

     - Statement of Financial Accounting Standard No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144)

     - Statement of Financial Accounting Standards No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

     - Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities

     - Emerging Issues Task Force, or EITF, issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for "Out-of-Pocket" Expenses Incurred.

Descriptions of these pronouncements and their effective dates are included in note 7 of the unaudited condensed consolidated financial statements contained herein.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our principal exposure to market risk relates to changes in interest rates. At June 30, 2002, we had outstanding under the 2002 facility a single, $130 million one-month LIBOR-based loan with an effective interest rate of 5.09%. Each 1% increase in this rate could add $1.3 million to our interest expense. In 1998, we entered into an interest rate swap agreement for $20 million at a LIBOR rate of 5.663% to help manage interest costs and the risks associated with changing interest rates on our debt. We have evaluated the swap agreement and related cash flows, and conclude that it does not meet the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to account for the swap as an effective hedge. This swap agreement expires in February 2003, but is cancelable at the option of the issuer. A 1% increase or decrease in interest rates would result in an increase or decrease of $151,000 and $151,000, respectively, of the fair value of the swap agreement.

PART II.  OTHER INFORMATION REQUIRED IN REPORT

     Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

                     (c) On June 10, 2002, in connection with the consummation of the initial public offering, all of Veridian's outstanding Class A common stock was converted into common stock. The Class A common stock was converted at a rate of 1.365188 shares of common stock for each share of Class A common stock. The conversion resulted in the 7,318,325 shares of Class A common stock being converted into 9,990,889 shares of common stock. This transaction was undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 3(a)(9) promulgated thereunder, as a transaction where a security was exchanged with the issuer and no commission or other remuneration was paid or given directly or indirectly therefor. Veridian believes that exemptions other than the foregoing exemption may exist for these transactions.

                     On April 24, 2002, a former employee purchased 25,811
               shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $582. On May 31, 2002, a departing employee purchased 266 shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $3,870. On June 4, 2002, a current employee purchased 2,660 shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $10,360. On June 14, 2002, a current employee purchased 728 shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $4,398. On June 20, 2002, a current employee purchased 1,456 shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $9,099. On June 24, 2002, a departing employee purchased 14,558 shares of our common stock through the exercise of an outstanding stock option for an aggregate sales price of $100,276. These transactions were undertaken in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701 promulgated thereunder, pursuant to certain compensatory benefit plans and contracts as a transaction involving the offer and sale of securities relating to compensation. Veridian believes that exemptions other than the foregoing exemption may exist for these transactions.

                     (d) In connection with the initial public offering, Veridian issued and sold 15,525,000 shares, including 2,025,000 shares to cover over-allotments granted to the underwriters, at $16 per share, generating aggregate offering proceeds of $248.4 million. The shares were issued pursuant to a Registration Statement on Form S-1 (File No. 333-83792) which was declared effective, as amended, on June 4, 2002 and a Registration Statement on Form S-1 (File No. 333-89808) which was declared effective on June 5, 2002. These Registration Statements registered 15,525,000 shares of common stock at an aggregate offering price of $262.8 million. The offering of the common stock commenced on June 5, 2002, and all of the shares were sold on the same date. The underwriters were led by Credit Suisse First Boston Corporation, First Union Securities, Inc., CIBC World Markets Corp. and SG Cowen Securities Corporation. The net cash proceeds to Veridian from the sale of these shares was $226.9 million, after deducting underwriting discounts and commissions of $17.4 million, offering costs and expenses of $2.5 million and a $1.6 million fee due upon the conversion of the redeemable convertible Class A common stock.

                     Veridian has used the net proceeds from the initial public offering to: (i) retire $100.7 million of Veridian's 14.50% senior subordinated notes due July 31, 2008, including a 6% early extinguishment penalty of $5.7 million; (ii) redeem
               $66.4 million of Veridian's senior redeemable exchangeable preferred stock, Series A, including a 12% early redemption penalty of $6.9 million and accrued dividends of $1.3 million; and (iii) fund the repayment of $28.4 million of outstanding principal due under revolving loans of Veridian's existing credit facility that were not funded by the refinancing. An affiliate of First Union Securities, Inc., one of Veridian's underwriters in the initial public offering, received payments of $41.4 million in connection with the retirement of the senior subordinated notes and the redemption of the preferred stock. The remainder of the net proceeds to Veridian from the initial public offering, approximately $31.4 million, is available to fund working capital requirements and business acquisitions.

     Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                     (a) On May 3, 2002, the Company held its Annual Shareholders Meeting.

                     (b) Mr. Russell Fradin was elected as a Class II director and Ms. Lynn Amato Madonna was re-elected as a Class II director. Messrs. James Kozlowski and David Langstaff will continue to serve as Class I directors. Messrs. Joseph Allen, Joel Birnbaum, Charles Simons and Ms. Sally Ride will continue to serve as Class III directors. Mr. Michael Bell will continue to serve as a Class A director.

                     (c) The matters voted upon at the meeting included: (i) the election of two persons as Class II directors; (ii) the approval of the conversion of one share of Class B common stock into 1.33 shares of common stock and a similar split of one share of Class A common stock into 1.33 shares of Class A common stock;
               (iii) the approval of an amendment to the Amended and Restated Certificate of Incorporation of the Company effecting a recapitalization of the Company; (iv) the approval of the Second Amended and Restated Certificate of Incorporation of the Company to be effective upon the consummation of the initial public offering; (v) the adoption of the Amended and Restated Bylaws of the Company to be effective upon the consummation of the initial public offering; (vi) the approval of an amendment to the Company's 2000 Stock Incentive Plan increasing the number of shares authorized to be issued pursuant to the plan; and (vii) the approval of the appointment of KPMG LLP as independent public accountants to audit the Company's financial statements for fiscal year 2002.

                    For all of the matters stated above other than election of directors, 10,435,950 voted for the matters and 680,796 votes were withheld. Ms. Lynn Amato Madonna was re-elected with 10,435,950 votes for and 680,796 votes withheld. Mr. Russell Fradin was elected with 10,435,950 votes for and 680,796 votes withheld.

     Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

               A.   EXHIBITS

               99.1  Certification of David H. Langstaff pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               99.2  Certification of James P. Allen pursuant to 18 U.S.C.
                     Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

               B.   REPORTS ON FORM 8-K

                     The Company did not file any reports on Form 8-K during the quarter ended June 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                        VERIDIAN CORPORATION


Date:   August 13, 2002            /s/ David H. Langstaff
     --------------------------    ----------------------------------
                                   David H. Langstaff - President and Chief
                                   Executive Officer


Date:   August 13, 2002            /s/ James P. Allen
     ---------------------------   ---------------------------------
                                   James P. Allen - Senior Vice President and
                                   Chief Financial Officer