Form 10-Q
period 2002-09-30
VERIDIAN CORP
filed 2002-11-13
CIK 1095901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

X	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

or

Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31342

VERIDIAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-1387657 (I.R.S. Employer Identification No.)

1200 South Hayes Street, Suite 1200, Arlington, Virginia (Address of principal executive offices)	22202 (Zip Code)

(703) 575-3100
(Registrant’s telephone number, including area code)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       ☒ Yes       ☐No

     As of the close of business on November 11, 2002, there were 33,000,856 outstanding shares of the registrant’s common stock, par value $.0001 per share.

TABLE OF CONTENTS

PAGE

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements	3
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3. Quantitative and Qualitative Disclosures About Market Risk	30
Item 4. Controls and Procedures	31
PART II – OTHER INFORMATION
Item 2. Changes in Securities and Use of Proceeds	32
Item 6. Exhibits and Reports on Form 8-K	32

Part I – Financial Information

Item 1. Financial Statements

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Revenues	$191,795	$172,419	$561,003	$508,621
Costs and expenses:
Direct costs	126,647	110,031	371,074	328,657
Indirect costs, selling, general and administrative expenses	47,910	48,044	141,381	138,051
Depreciation expense	2,871	2,549	8,024	8,125
Amortization expense	—	2,745	—	8,733
Acquisition, integration and related expenses	—	1,005	—	1,323
Loss from pension plan settlement	—	747	—	747

Total costs and expenses	177,428	165,121	520,479	485,636

Income from operations	14,367	7,298	40,524	22,985
Other (income) expense:
Interest income	(360)	(198)	(759)	(658)
Interest expense	2,343	7,212	13,883	21,667
Gain from sale of assets	—	—	—	—
Other expense, net	—	30	—	125

Other expense, net	1,983	7,044	13,124	21,134

Income from continuing operations before income taxes and extraordinary items	12,384	254	27,400	1,851
Income tax expense	4,989	1,316	11,174	4,649

Income (loss) from continuing operations before extraordinary items	7,395	(1,062)	16,226	(2,798)
Loss from discontinued operations, net of income tax	—	2,612	—	8,927
Loss on disposal of discontinued operations, net of income tax	—	—	1,103	—

Income (loss) before extraordinary items	7,395	(3,674)	15,123	(11,725)
Extraordinary items — loss on early extinguishment of debt, net of income tax benefit	—	—	10,938	—

Net income (loss)	7,395	(3,674)	4,185	(11,725)
Recapitalization charges, preferred dividends and accretion common stock redemption values	—	2,090	58,740	6,039

Net income (loss) attributable to common stockholders	$7,395	$(5,764)	$(54,555)	$(17,764)

Earnings (loss) per common share — Basic
Income (loss) from continuing operations	$0.22	$(0.42)	$(2.37)	$(1.17)
Loss from discontinued operations	—	(0.35)	(0.10)	(1.19)
Extraordinary loss on early extinguishment of debt	—	—	(0.61)	—

	$0.22	$(0.77)	$(3.08)	$(2.36)

Earnings (loss) per common share — Diluted
Income (loss) from continuing operations	$0.21	$(0.42)	$(2.37)	$(1.17)
Loss from discontinued operations	—	(0.35)	(0.10)	(1.19)
Extraordinary loss on early extinguishment of debt	—	—	(0.61)	—

	$0.21	$(0.77)	$(3.08)	$(2.36)

Basic Shares	32,981,790	7,449,335	17,956,602	7,501,808

Diluted Shares	35,363,555	19,832,647	26,315,575	19,909,537

See accompanying notes to the unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	September 30,	December 31,
	2002	2001

	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$10,412	$2,105
Receivables, net of allowance of $1,605 and $2,250 in 2002 and 2001, respectively	225,599	202,163
Inventories, net	2,169	2,511
Income taxes receivable	4,666	630
Deferred income taxes	5,750	5,750
Other current assets	8,884	4,918

Total current assets	257,480	218,077

Property, plant and equipment:
Land	222	222
Buildings and improvements	14,481	13,334
Machinery, furniture and equipment	32,507	29,415
Computer equipment and software	37,250	33,279
Construction in progress	5,647	3,868

	90,107	80,118
Less accumulated depreciation and amortization	39,624	31,695

Net property, plant and equipment	50,483	48,423

Goodwill and other intangible assets, net of accumulated amortization of 34,155 in 2002 and 2001	418,647	207,855
Deferred financing costs	6,357	2,474
Deferred income taxes	7,696	7,696
Other assets	800	850

Total assets	$741,463	$485,375

Liabilities, Redeemable Stock and Stockholders’ Equity (Deficit)
Current liabilities:
Current installments of long-term debt	$9,332	$1,100
Accounts payable	37,853	25,463
Accrued employee compensation costs	70,618	58,112
Other accrued expenses	19,335	9,904
Provision for loss on disposal of discontinued operation	—	5,587

Total current liabilities	137,138	100,166
Long-term debt, less current installments	296,468	244,646
Post-retirement medical and insurance benefits	6,347	6,438
Other long-term liabilities	1,215	1,085

Total liabilities	441,168	352,335

Senior redeemable exchangeable preferred stock, Series A; 20,000 and 300,000 shares authorized in 2002 and 2001, respectively; none issued and outstanding in 2002; 53,886 issued and outstanding in 2001	—	46,816
Redeemable convertible Class A common stock, $0.0001 par value; 7,318,325 shares authorized; none issued and outstanding in 2002; 7,318,325 shares issued and outstanding in 2001	—	108,183
Stockholders’ equity (deficit):
Class B common stock, $0.0001 par value; 24,497,500 shares authorized; 7,471,033 shares issued and outstanding in 2001	—	1
Common stock, $0.0001 par value; 130,000,000 shares authorized; 32,991,184 shares issued and outstanding in 2002	4	—
Additional paid-in capital	414,222	37,784
Notes receivable	(11,307)	(11,675)
Accumulated deficit	(102,624)	(48,069)

Total stockholders’ equity (deficit)	300,295	(21,959)

Total liabilities, redeemable stock and stockholders’ equity (deficit)	$741,463	$485,375

See accompanying notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity (Deficit)
(Dollars in thousands, except share data)
(Unaudited)

						Total
	Common stock		Additional		Retained	stockholders'
			paid-in	Notes	earnings	equity
	Shares	Amount	capital	Receivable	(deficit)	(deficit)

Balances at December 31, 2001	7,471,033	$1	$37,784	$(11,675)	$(48,069)	$(21,959)
Exercise of stock options and income tax benefit thereon, and stock issuance	62,274	—	891	—	—	891
Issuance of stock warrants	—	—	4,127	—	(1,989)	2,138
Sale of common stock	15,525,000	2	228,517	—	(1,600)	226,919
Conversion of Class A common stock to common stock	9,990,889	1	143,783	—	(35,306)	108,478
Repurchases of common stock	(58,012)	—	(880)	880	—	—
Interest on notes receivable, net of cash received	—	—	—	(512)	—	(512)
Preferred stock dividends and liquidation premium	—	—	—	—	(10,276)	(10,276)
Accretion to preferred stock redemption value	—	—	—	—	(9,279)	(9,279)
Accretion to Class A common stock redemption value	—	—	—	—	(290)	(290)
Net income	—	—	—	—	4,185	4,185

Balances at September 30, 2002	32,991,184	$4	$414,222	$(11,307)	$(102,624)	$300,295

See accompanying notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
(Dollars in thousands)
(Unaudited)

	Nine Months Ended
	September 30

	2002	2001

Cash flows from operating activities:
Net income (loss)	$4,185	$(11,724)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	8,024	16,858
Extraordinary loss, pretax	18,494	—
Noncash interest expense	979	1,401
Noncash interest income on stock purchase notes	(520)	(542)
Loss from pension plan settlement	—	747
Loss from discontinued operations	—	8,927
Loss on disposal of discontinued operations	1,103	—
Loss on disposal of property, plant and equipment	98	12
Changes in assets and liabilities, net of effects of business acquisitions:		—
Receivables	26,994	(28,367)
Inventories	342	148
Income taxes receivable	(2,526)	(8)
Other assets	(3,347)	(1,041)
Accounts payable	(8,641)	711
Income taxes payable	—	(746)
Accrued employee comp costs	913	4,277
Other accrued expenses	5,685	2,624
Post-retirement benefits	(90)	(84)
Other long-term liabilities	107	2

Net cash provided by (used in) operating activities	51,800	(6,805)

Cash flows from investing activities:
Purchases of property, plant and equipment	(8,429)	(11,371)
Proceeds from sale of assets	7	436
Proceeds from sale of discontinued operations	500	—
Cash used by discontinued operations	(7,926)	(3,939)
Acquisition of businesses	(202,264)	(1,500)

Net cash used in investing activities	(218,112)	(16,374)

Cash flows from financing activities:
Proceeds from borrowings, net of transaction costs	409,084	189,844
Proceeds from initial public offering, net of transaction costs	226,901	—
Proceeds from exercise of stock options	214	14
Proceeds from interest on notes receivable	37	103
Principal payments of long-term debt	(294,546)	(167,975)
Retirement of subordinated notes, including prepayment penalty	(100,700)	—
Redemption of preferred stock, including liquidation premium and dividends	(66,371)	—
Repurchases of common stock	—	(18)

Net cash provided by financing activities	174,619	21,968

Net increase (decrease) in cash and equivalents	8,307	(1,211)
Cash and cash equivalents at beginning of period	2,105	2,324

Cash and cash equivalents at end of period	$10,412	$1,113

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$13,021	$16,753
Cash paid during the period for income taxes	6,307	2,050

See accompaning notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Veridian Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, as included in the Company’s Prospectus dated June 4, 2002 filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting of normal, recurring adjustments, which are, in the opinion of management, necessary to present fairly the Company’s financial position as of September 30, 2002 and 2001, and the results of its operations, cash flows and changes in stockholders’ equity (deficit) for the three and nine months ended September 30, 2002. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002.

Note 2 Recapitalization

(a)	Initial Public Offering

On June 10, 2002, the Company closed on the initial public offering of 15,525,000 shares of common stock, including the sale of 2,025,000 shares to cover over-allotments granted to underwriters, at $16 per share, generating net cash proceeds of $226,901. The majority of the proceeds were used to retire long-term debt and preferred stock. $100,700 was used to retire the Company’s 14.50 percent senior subordinated notes (Subordinated Notes) due July 31, 2008, including a 6 percent early extinguishment penalty of $5,700 of the face amount of the subordinated notes, and $66,371 was used to redeem all of its senior redeemable exchangeable preferred stock, Series A (Series A Preferred Stock), including a 12 percent early redemption penalty of $6,969 and accrued dividends of $1,328. The proceeds were also used to fund the payment of a $1,600 fee due upon the conversion of the redeemable convertible Class A common stock (Class A Common Stock), and to fund the repayment of $28,437 of outstanding principal due under revolving loans of the Company’s existing credit facility (the 2000 Facility) that were not funded by proceeds of the refinancing (Note 2(b)). The remaining proceeds of $31,393 are available to fund working capital requirements.

(b)	Refinancing

Concurrent with the closing of the initial public offering, the Company replaced the 2000 Facility with the 2002 Facility provided by a syndicate of financial institutions. The Company received proceeds of $130,000, net of transaction costs of $2,562, to repay $108,075 and $19,363 of principal due under term and revolving loans, respectively, that were outstanding under the 2000 Facility. An additional $28,437 of revolving loan principal outstanding under the 2000 Facility was repaid with proceeds from the initial public offering.

(c)	Conversion of Class A Common Stock

In connection with the initial public offering, all of the Company’s outstanding Class A Common Stock, $.001 par value per share, was converted into common stock in accordance with the Class A common stock purchase agreement dated September 7, 1999 (the Class A Agreement). Under the

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

terms of the Class A Agreement, based on the common stock offering price of $16 per share, the Class A Common Stock was converted at the maximum permissible rate of 1.365188 share of common stock for each outstanding share of Class A common stock. In total, 7,318,325 shares of Class A Common Stock were converted into 9,990,889 shares of common stock. Upon the conversion, the Company recognized the transfer of $35,306 of value from the common stockholders to the Class A common stockholders. This amount is reflected as a beneficial conversion to the Class A common stockholders in deriving the net loss attributable to common stockholders in the accompanying statement of operations for the nine months ended September 30, 2002.

(d)	Stock Split and Changes in Authorized Shares

In contemplation of the initial public offering, on May 16, 2002, the Company affected a 1.33-for-1 stock split of the Company’s Class A and Class B common stock. Also on May 16, 2002, the Company effected a conversion of Class B common stock to common stock, on a share-for-share basis, and increased the number of authorized shares of common stock to 130,000,000, the number of authorized preferred shares to 20,000,000, and the number of common stock shares reserved for issuance under the 2000 Stock Incentive Plan from 4,123,000 to 4,788,000 shares.

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

The Company valued the warrants under the fair value method as required under Statement of Accounting Standards (SFAS) No. 123. The Black-Scholes method was used with the following assumptions: a risk free interest rate of 4.85 percent, expected common stock market price volatility of 50 percent, and a term of 8.25 years. The value of the warrants issued to the Series A preferred stockholders totaled $1,989, and is deducted from the net loss for the nine months ended September 30, 2002 in deriving the net loss attributable to common stockholders. The value of the warrants issued to the former subordinated noteholders totaled $2,138. This amount, net of an income tax benefit of $859, is included as a component of the extraordinary loss from early extinguishments of long-term debt in the accompanying consolidated statement of operations for the nine months ended September 30, 2002.

Note 3 Acquisition of SIGNAL Corporation

On September 24, 2002, the Company acquired all of the common stock and related assets of SIGNAL Corporation (SIGNAL) for $227,764, including the assumption of certain debt of SIGNAL and transaction costs incurred in the acquisition. The Company financed the acquisition from available cash, an expansion of its 2002 facility from $200,000 to $360,000 (Note 6(a)), and the issuance of two promissory notes aggregating $25,000 payable to the selling shareholders (Note 6(b)). SIGNAL

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

provides a wide-array of information technology, multi-media and engineering and consulting services primarily to the United States’ Department of Defense and various federal civilian agencies. SIGNAL also provides various information technology services to various state and local governments, commercial companies, and other governmental contractors. The acquisition is consistent with the Company’s growth strategy to expand its presence in the federal-civil and homeland security marketplaces. As part of this acquisition, approximately 1,600 employees joined the Company.

The Company has completed a preliminary assessment of the fair values of tangible and intangible assets acquired, and allocated approximately $171,800 of the purchase consideration to goodwill based on the excess of the purchase consideration over the estimated fair values of $17,000 of net tangible assets, $2,000 of completed-technology assets, and $38,000 of customer-related intangible assets. The Company is amortizing, effective October 1, 2002, the completed-technology and customer-related intangible assets on a straight-line basis over 4 and 10-year periods, respectively. The Company plans to complete its assessment during the fourth quarter of 2002 and reflect any adjustments to the initial purchase price allocation in its financials statements for the year ending December 31, 2002.

For the three months ended September 30, 2002, SIGNAL contributed $5,698 to the Company’s revenues.

Note 4 Net Loss Attributable to Common Stockholders

Through June 10, 2002, the closing date of the Company’s initial public offering, there were several non-recurring transactions related to the recapitalization of the Company that, in addition to preferred stock dividends and accretion of the carrying values of preferred and Class A common stock to their respective liquidation values, are recognized as deductions to derive the loss attributable to common stockholders. The transactions and the respective amounts, including the preferred dividends and accretion, together with their effects on income from continuing operations before extraordinary loss, are as follows:

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Income (loss) from continuing operations before extraordinary loss	$7,395	(1,062)	16,226	(2,798)
Adjustments for net income (loss) attributable to common stockholders:
Preferred stock dividends	—	1,675	3,307	4,821
Premium due upon early redemption of preferred stock	—	—	6,969	—
Accretion to redemption values of preferred and Class A common stock	—	415	9,569	1,218
Beneficial conversion of Class A common stock	—	—	35,306	—
Issuance of anti-dilutive warrants to preferred stockholders	—	—	1,989	—
Liquidity event fee paid to Class A common stockholders	—	—	1,600	—

Total adjustments to income (loss) from continuing operations before extraordinary items	—	2,090	58,740	6,039

Income (loss) from continuing operations attributable to common stockholders	$7,395	(3,152)	(42,514)	(8,837)

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

Note 5 Earnings Per Share

Basic earnings (loss) per share (EPS) is computed by dividing net income (loss) attributable to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share for the three months ended September 30, 2002 is based on the net income and weighted average number of outstanding shares of common stock as adjusted for the dilutive effect of stock options and warrants under the treasury stock method. Diluted loss per share for the three months ended September 30, 2001, and the nine months ended September 30, 2002 and 2001, does not include the weighted average effect of potentially dilutive securities since the effect would be anti-dilutive, and as such is computed in the same manner as the basic earnings (loss) share. The weighted average number of shares outstanding are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Weighted average shares outstanding:
Basic	32,981,790	7,449,335	17,956,602	7,501,808
Potentially dilutive securities
Class A common stock	—	9,990,889	5,709,079	9,990,889
Stock options and warrants	2,381,765	2,392,423	2,649,894	2,416,840

Diluted	35,363,555	19,832,647	26,315,575	19,909,537

Note 6 Long-Term Debt

(a)	Senior Credit Facilities

Effective June 10, 2002, concurrent with the closing of the initial public offering, the Company replaced its 2000 facility with the 2002 facility (Note 2(b)), under which it may borrow up to $200,000. This facility consisted of a $130,000 term loan facility and a $70,000 revolving credit facility, and also provided for aggregate stand-by letters of credit of $20,000, which reduced the funds available under the revolving credit facility when issued.

In connection with the acquisition of SIGNAL Corporation (Note 3), the Company amended the 2002 facility (the Amended 2002 Facility) whereby the term loan facility was increased from $130,000 to $270,000, and the revolving credit facility was increased from $70,000 to $90,000. The provision for aggregate stand-by letters of credit remained consistent at $20,000, and any issued letters of credit continue to reduce the funds available under the revolving credit facility. The revolving credit and term loan facilities’ expiration dates of June 30, 2007 and 2008, respectively, were not amended.

At September 30, 2002, the Company had $270,000 outstanding under a single LIBOR loan under the term facility, and $10,800 outstanding under a single LIBOR loan under the revolving credit facility. The Company also had approximately $1,527 of outstanding stand-by letters of credit at September 30, 2002, and $77,673 of borrowing capacity under the revolving facility. Amounts outstanding under the term loan facility are due as follows:

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

Year ending December 31:
2002	$2,350
2003	10,473
2004	13,965
2005	13,965
2006	15,128
Thereafter	214,119

$270,000

Borrowings under the Amended 2002 Facility bear interest at rates based on LIBOR or the prime rate, as elected by the Company. The effective LIBOR and prime based rates included margins of 2.25 to 3.50 percent and 1.00 to 2.25 percent, respectively. Interest on borrowings under the 2002 Facility were also based on LIBOR and the prime rate, and included margins of 2.25 to 3.25 percent and 1.00 to 2.00 percent, respectively.

Interest is due and payable either quarterly or at various monthly intervals based on the underlying type of loan. To date, the Company has elected to apply LIBOR to outstanding borrowings. At September 30, 2002, the effective interest rate, including the effect of amortization of debt issuance costs, for the outstanding borrowings under the term loan and revolving credit facility was 5.78 percent.

The Amended 2002 Facility contains covenants that stipulate minimum amounts of earnings before interest, taxes, depreciation and amortization (EBITDA), fixed charge coverage and asset coverage ratios, as well as maximum total leverage ratio and capital expenditures. The facility also contains negative covenants that impose limitations upon: certain investments; creation of liens; mergers and liquidation; sale of assets; payment of cash dividends and distributions; exchanges and issuances of capital stock; transactions with affiliates; certain accounting changes and organizational document amendments; amendments to, and payments and prepayments of, subordinated debt; restrictive agreements; alterations to the nature of our business; impairment of security interests; and the incurrence of additional indebtedness. Substantially all of the Company’s assets serve as collateral under the Amended 2002 Facility. At September 30, 2002, the Company was in compliance with the financial covenants of the Amended 2002 Facility.

The Company capitalized $2,562 of debt issuance costs associated with the 2002 Facility, consisting primarily of legal fees and underwriting fees paid to the administrative agent for the account of the lenders. The Company capitalized an additional $3,954 of underwriting fees paid to the administrative agent for the account of the lenders in connection with the expansion of the 2002 Facility. All of the debt issuance costs are being amortized from the date incurred to June 30, 2007, the expiration date of the revolving credit facility. The unamortized balance of $6,357 at September 30, 2002 is included as deferred financing costs in the accompanying consolidated balance sheet as of that date.

In connection with the refinancing of the 2000 Facility, the Company incurred a charge of $2,771 for the write-off of unamortized deferred financing cost associated with the 2000 Facility. This amount, net of an income tax benefit of $1,113, is reflected as a component of the extraordinary loss on the early extinguishment of debt in the accompanying statements of operations for the nine months ended September 30, 2002.

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

(b)	Seller Notes

In connection with the acquisition of SIGNAL (Note 3), the Company issued two senior subordinated promissory notes payable (the Seller Notes) with an aggregate principal amount of $25,000 to the selling shareholders of SIGNAL. The seller notes bear interest at 9.50 percent per annum through December 23, 2003, 11.50 percent from December 24, 2003 to December 23, 2004, and at rates increasing incrementally 1 percent per twelve-month period thereafter. Interest is due and payable quarterly on the last day of each November, February, May and August. Principal payments commence when the Company’s total leverage ratio falls below 3.0 to 1.0, and are thereafter due and payable quarterly in amounts based on the defined leverage ratios in a note agreement underlying the seller notes.

The Seller Notes contain covenants that, effective beginning with the calendar quarter ending December 31, 2002, stipulate minimum amounts of EBITDA, a minimum fixed charge coverage and a maximum total leverage ratios. The Seller Notes also contain negative covenants that impose limitations upon: certain investments; creation of liens; mergers and liquidation; sale of assets; payment of cash dividends and distributions; exchanges, redemptions and issuances of capital stock; transactions with affiliates; certain accounting changes and organizational document amendments; restrictive agreements; alterations to the nature of our business; and the incurrence of additional indebtedness.

(c)	Subordinated Notes

The Subordinated Notes bore interest at 14.5 percent, payable quarterly. In connection with the early retirement of the Subordinated Notes, the Company incurred a prepayment fee equal to 6 percent of the face amount of the notes, or $5,700. The Company also wrote off $7,885 of unamortized discount associated with the subordinated notes. These two amounts, net of an aggregate income tax benefit of $5,564, are included as a component of the extraordinary loss from debt extinguishment as reflected in the accompanying consolidated statements of operations for the nine months ended September 30, 2002.

(d)	Interest Rate Swap

At September 30, 2002, the Company was party to a single interest rate swap agreement with a notional amount of $20,000, and an expiration date of February 2003. The swap agreement does not qualify as an effective hedge under SFAS No. 133, and accordingly changes in the fair value of the swap are included as a component of interest expense.

During the three and nine months ended September 30, 2002, the fair value of the swap increased $155 and $406, respectively. During the comparative periods of 2001, the swap decreased in value by $370 and $768. At September 30, 2002, the fair value of the swap was $(401). This amount is included within other accrued expenses in the accompanying consolidated balance sheet as of September 30, 2002.

(e)	Extraordinary Loss

Effective with the refinancing of the 2000 Facility and the retirement of the Subordinated Notes, the Company recognized an extraordinary loss from the extinguishments of debt totaling $10,938. The components of the extraordinary loss are as follows:

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

Loss associated with 2000 facility — write-off of unamortized deferred financing costs	$2,771
Loss associated with subordinated notes:
Write-off of unamortized discount	7,885
Prepayment penalty	5,700
Issuance of anti-dilutive warrants	2,138

18,494
Less income tax benefit	7,556

Extraordinary loss from debt extinguishments	$10,938

Note 7 Sale of Discontinued Operations

Effective June 18, 2002, the Company completed a sale of substantially all of the net assets and operations of its wholly-owned subsidiary, Veritect, Inc. (Veritect) to RedSiren Technologies, Inc. for $500 in cash. The Company had previously recognized a loss for the discontinuance of Veritect’s operations, as well as a provision for the estimated losses of Veritect from January 1, 2002 to the estimated sale date, upon its commitment to dispose of Veritect’s operations in December 2001. The loss from discontinued operations together with the actual loss incurred upon the sale did not differ materially from the provisions previously recognized.

Note 8 New Accounting Pronouncements

In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets, (the “Statements”) effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets continue to be amortized over their useful lives.

On January 1, 2002, the Company began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The following information reconciles reported net income (loss) attributable to common stockholders, and income (loss) per share, to adjusted net income (loss) attributable to common stockholders and income (loss) per share, excluding the goodwill amortization previously recognized. For all periods shown but the three-month period ended September 30, 2002, the weighted average number of shares used to compute basic earnings per share have been substituted for the weighted average number of diluted shares outstanding as the effect of dilutive common stock equivalents is anti-dilutive.

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Net income (loss):
Income (loss) from continuing operations	$7,395	(3,152)	(42,514)	(8,837)
Add back goodwill amortization	—	2,745	—	8,733

Adjusted income (loss) from continuing operations	$7,395	(407)	(42,514)	(104)

Adjusted net income (loss)	$7,395	(3,019)	(54,555)	(9,031)

Basic earnings (loss) per share
Income (loss) from continuing operations	$0.22	(0.42)	(2.37)	(1.17)
Add back goodwill amortization	—	0.37	—	1.16

Adjusted income (loss) from continuing operations	$0.22	(0.05)	(2.37)	(0.01)

Adjusted net income (loss)	$0.22	(0.40)	(3.08)	(1.20)

Weighted average common shares outstanding	32,981,790	7,449,335	17,956,602	7,501,808

Diluted earnings (loss) per share
Income (loss) from continuing operations	$0.21	(0.42)	(2.37)	(1.17)
Add back goodwill amortization	—	0.37	—	1.16

Adjusted income (loss) from continuing operations	$0.21	(0.05)	(2.37)	(0.01)

Adjusted net income (loss)	$0.21	(0.40)	(3.08)	(1.20)

Weighted average common shares outstanding	35,363,555	7,449,335	17,956,602	7,501,808

The Company has completed the first of the required impairment tests of goodwill during the second quarter of 2002, and has determined that an adjustment to the carrying value of its goodwill is not required. The Company plans to perform the annual impairment test during the fourth quarter of 2002.

In July 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143). requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The associated asset retirement cost would be capitalized as part of the carrying amount of the long-lived asset. SFAS No. 143 will be effective for fiscal years beginning after June 15, 2002. The Company does not expect the provisions of SFAS No. 14 to have a material effect on its consolidated financial position or results of operations.

Effective January 1, 2002, the Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets SFAS No. 144 provides a single accounting model for long-lived assets to be disposed of, and replaces SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of. The adoption of SFAS No. 144 did not have an impact on the Company’s financial statements.

In November 2001, the Emerging Issues Task Force, or (EITF) issued Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

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

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Bulletin No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. The provisions of SFAS No. 145 are effective for fiscal years beginning after December 15, 2002. The Company has recognized extraordinary losses from debt extinguishments in recent periods, and beginning in 2003, will reclassify its extraordinary losses on debt extinguishments to operating expenses, and the tax benefits associated with the debt extinguishments to income tax expense (benefit).

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS No. 146). SFAS No. 146 requires that liabilities associated with the exit or disposal activity be recognized only when the liability is incurred. SFAS No. 146 supersedes Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring), which required that exit or disposal activity related liabilities be recognized when an entity commits itself to such a plan. SFAS No. 146 is effective for exit and disposal activities that are initiated after December 31, 2002. Absent plans to exit or dispose of any of its business operations as of September 30, 2002, the Company does not expect SFAS No. 146 to have a material impact upon its financial statements.

Note 9 Inventories

     Inventories at September 30, 2002 consist of the following:

Raw materials	$857
Work in process	594
Finished goods	450
Supplies and spare parts	688

2,589
Less — reserve for excess and obsolete inventory	420

Total inventory	$2,169

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except June Data)
(Unaudited)

Note 10 Related Party Transaction

In connection with the initial public offering, the Company paid a $1,600 fee to Monitor Clipper Partners, L.P., an affiliate of the Monitor Clipper Equity Partners, L.P. This fee was due upon a liquidity event as defined in the Class A purchase agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion should also be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2001 and 2000, and for each of the years in the three-year period ended December 31, 2001, as included in the Company’s prospectus dated June 4, 2002 and filed with the SEC pursuant to rule 424(b) under the Securities Act of 1933.

Forward Looking Statements

Certain statements in this quarterly report contain or are based on “forward-looking” information (that Veridian believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, many of which are outside of our control. Words such as “may,” “will,” “intends,” “should,” “expects,” “plan,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” or the negative of these terms or words of similar import, are intended to identify forward-looking statements.

These forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those anticipated, including, without limitation: adverse changes in U.S. government spending priorities; failure to retain existing U.S. government contracts or win new contracts; risks of contract performance; adverse results of U.S. government audits of our U.S. government contracts; and risks associated with complex U.S. government procurement laws and regulations. These and other risk factors are more fully discussed in the section entitled “Risk Factors” in Veridian’s Registration Statement on Form S-1, as amended (File Number 333-83792), and from time to time in Veridian’s other filings with the Securities and Exchange Commission, including among others, its reports on Form 8-K and Form 10-Q.

The forward-looking statements included in this quarterly report are only made as of the date of this quarterly report and we undertake no obligation to publicly update any of the forward-looking statements made herein, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 96% of our revenues during the first nine months of 2002 from contracts with U.S. government agencies. The two largest customer groups as of September 30, 2002 were the Department of Defense (47%) and U.S. government intelligence agencies (32%). We also provide services to U.S. government civilian agencies, commercial customers, and state and local governments.

Critical Accounting Policies

Revenue and Related Cost Recognition

We recognize revenues under our federal government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred, and collectibility of the contract price is considered probable. Our contracts with agencies of the federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status, and our knowledge of available funding for the contract or program.

If funding is not assessed as probable, revenue recognition is deferred until realization is probable. The results of our assessment of the probability of funding may be different if other assumptions are used.

We recognize revenue under our federal government contracts based on allowable contract costs, as mandated by the federal government’s cost accounting standards. The costs we incur under federal government contracts are subject to regulation and audit by certain agencies of the federal government. We provide an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed price contracts.

Our revenues consist primarily of payments for the work of our employees, and to a lesser extent, the pass-through of costs for materials and subcontract efforts under contracts with our customers. We enter into three types of U.S. government contracts: cost-plus, time-and-materials (including fixed-price, level-of-effort contracts where we are paid fixed hourly rates to deliver certain labor hours) and fixed-price. For cost-plus contracts, we are reimbursed for all of our allowable costs of performing the work plus a fee. For time-and-materials contracts, we are paid for labor at pre-negotiated hourly billing rates and reimbursed the actual cost of certain other expenses. We assume financial risk for time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates. For fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities since we receive the benefit of cost savings, but involve greater financial risk because we bear the impact of cost overruns.

We recognize revenue under our cost-plus contracts based on reimbursable costs incurred plus estimated fees earned on these contracts. Fees include an estimate of incentive and award fees earned, even though they may be determined and awarded at a later date. When we are able to make a reasonably dependable estimate of the amount of the award fee we will ultimately receive, we include such estimate in our revenue recognized under the percentage-of-completion method. In making this assessment, we consider such factors as our award fee history for similar work and for this particular customer, industry trends, interim performance reviews with the customer and all other available information. We perform this review on a contract-by-contract basis at the end of each reporting period. Adjustments to the expected award fee rate are recorded in the period in which we change our estimate. Such adjustments have historically been insignificant. Our estimates of award fees earned at each reporting period may be different if other assumptions are used.

We recognize revenue under our time-and-materials contracts based on fixed billable rates for hours delivered plus reimbursable costs. We recognize revenue under our fixed-price contracts using the percentage-of-completion method based on the ratio of costs incurred to estimated total costs upon completion. We recognize revenues under some of our long-term, fixed-price contracts that require product deliveries on a percentage-of-completion basis using the units of delivery as the measurement basis for effort accomplished. Anticipated losses on contracts are charged to earnings as soon as these losses are known. Revenue recognized under fixed-price contracts in each reporting period may be different, if different assumptions are used regarding estimated total costs upon completion of the contracts. Changes in estimated profits on contracts are recorded during the period in which the change in estimate occurs.

Our direct costs include the cost of direct labor for the performance of contract services, the fringe benefits associated with that direct labor, and other direct costs related to contract performance, including the cost of materials and equipment, travel and subcontract costs. Some of these other direct costs are an integral part of our contract services for which we may be able to earn a fee. Other components of direct costs may be reimbursed by our customers with only a minor handling charge added. The amount of these other direct costs can vary substantially from period to period and may reduce overall operating margins when they are not fee-bearing.

Indirect costs, selling, general and administrative expenses are the other costs (except depreciation) of delivering our contract services. Significant elements include labor for management and administrative activities, fringe benefits on indirect labor, facility costs and incentive compensation. They also include business development, marketing, selling, bid and proposal, and independent research and development costs. Most of these costs are allowable costs under the cost accounting rules for contracting with the U.S. government. As such, they may be directly reimbursed to us in cost-plus contracts or they may be included in cost estimates used for bidding time-and-materials and fixed-price contracts.

Indirect costs, as a percentage of revenues, may be influenced by a number of factors including: the level of other direct costs, our ability to manage personnel levels to meet constantly shifting contract demands, and shifts in the mix of labor required for our contracts. For example, an increase in labor services that are performed at our customers’ facilities may increase the relative proportion of direct costs, because we do not have to incur indirect costs related to the facilities used by those employees.

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

Recapitalization

In June 2002, we completed several transactions that collectively represent a major recapitalization of our balance sheet. The most significant of these transactions was the initial public offering of 15.525 million shares of common stock at $16 per share. The majority of the offering net proceeds of $226.9 million were used to retire long-term debt and preferred stock. Concurrent with the initial public offering, we refinanced our then-existing credit facility (the 2000 Facility) with a $200 million facility consisting of a $130 million term facility and a $70 million revolving facility (the 2002 Facility). We also converted redeemable Class A common stock with a carrying value of $108.5 million to common stock.

The effect of the recapitalization transactions was a net decrease in long-term debt of $113.0 million, a decrease in redeemable preferred stock of $50.6 million, a decrease in redeemable Class A common stock of $108.5 million, and an increase in stockholders’ equity of $315.5 million. In addition, after retiring the preferred stock and long-term debt, and paying transaction expenses, we retained $31.4 million of offering proceeds that are available to fund working capital requirements and future business acquisitions.

In connection with our acquisition of the SIGNAL Corporation on September 24, 2002, we subsequently expanded our 2002 Facility, as described below.

The individual transactions comprising the recapitalization are more fully described in Note 2 to the unaudited condensed consolidated financial statements as included in this quarterly report.

Acquisition of SIGNAL Corporation

On September 24, 2002, we acquired SIGNAL Corporation, a diversified high technology company providing a wide array of information technology and engineering services to the Department of Defense and to other U.S. agencies. SIGNAL now operates as the Veridian IT Services Division, our fourth operating division.

Under the terms of the acquisition agreement, we acquired all of SIGNAL’s common stock and related assets for $227 million in cash and notes. Financing for the acquisition consisted of:

•	available cash;

•	$25 million in seven-year subordinated notes bearing interest initially at 9.50% and increasing thereafter; and

•	borrowings under an expanded credit facility.

In connection with the consummation of the acquisition of SIGNAL, we expanded our 2002 Facility from $200 million to $360 million, consisting of a six-year $270 million term loan and a five-year $90 million revolving line of credit (the Amended 2002 Facility). Upon the consummation of the acquisition, our total borrowings were $310 million, including the seller notes.

We have conducted a preliminary assessment of the estimated fair values of the tangible and intangible amount acquired and assigned estimated values of $17 million to net tangible assets, $2 million to completed-technology intangible assets, and $38 million to customer-related intangible assets. The excess of the purchase consideration over the assigned values of $170.8 million has been allocated to goodwill. We plan to finalize our evaluation of the acquired assets values during the fourth quarter of 2002, and reflect any required adjustments to the initial assessments in our financial statements for the year ending December 31, 2002.

Results of Operations

The following table sets forth our unaudited condensed consolidated results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the periods presented (dollars in thousands):

	Three Months Ended September 30

	2002		2001

Revenues	$191,795	100.0%	$172,419	100.0%
Costs and expenses:
Direct costs	126,647	66.0%	110,031	63.8%
Indirect costs, selling, general and administrative expenses	47,910	25.0%	48,044	27.9%
Depreciation expense	2,871	1.5%	2,549	1.5%
Amortization expense	—	0.0%	2,745	1.6%
Acquisition, integration and related expenses	—	0.0%	1,005	0.6%
Loss from pension plan settlement	—	0.0%	747	0.4%

Total costs and expenses	177,428	92.5%	165,121	95.8%

Income from operations	$14,367	7.5%	$7,298	4.2%

	Nine Months Ended September 30

	2002		2001

Revenues	$561,003	100.0%	$508,621	100.0%
Costs and expenses:
Direct costs	371,074	66.2%	328,657	64.6%
Indirect costs, selling, general and administrative expenses	141,381	25.2%	138,051	27.1%
Depreciation expense	8,024	1.4%	8,125	1.6%
Amortization expense	—	0.0%	8,733	1.7%
Acquisition, integration and related expenses	—	0.0%	1,323	0.3%
Loss from pension plan settlement	—	0.0%	747	0.2%

Total costs and expenses	520,479	92.8%	485,636	95.5%

Income from operations	$40,524	7.2%	$22,985	4.5%

Third Quarter of 2002 Compared to Third Quarter of 2001:

Revenues. Revenues of $191.8 million in the third quarter of 2002 were up 11.2% from revenues of $172.4 million in the third quarter of 2001. The revenue increase was over a broad range of service offerings and contracts. The growth is a continuation of the strength in the defense and intelligence business that we have experienced since the second quarter of 2001. The announced growth in the defense and intelligence budgets following the terrorist attacks on September 11, 2001 has affected a number of our programs, but there does not appear to have been a significant effect on our overall revenues. Increased activity in certain areas has been offset by delays in programs and procurement decisions in other areas as our customers reassess their spending priorities. Revenues in the third quarter of 2002 also included $5.7 million of revenue from SIGNAL Corporation for the period from September 24, 2002 (the date of the closing of the SIGNAL acquisition) to September 30, 2002.

Costs and Expenses. Direct contract costs in the third quarter of 2002 increased to 66.0% of revenues. This compares to 63.8% for the third quarter of 2001. The components of direct cost related to labor and other direct costs both increased approximately 15% in the third quarter of 2002. The increased percentage of direct costs is primarily the result of a substantial decline as a percent of revenues of indirect costs, as described below.

Indirect expenses declined to 25.0% of revenues in the third quarter of 2002, compared to 27.9% for the third quarter of 2001. The decline is primarily the result of reductions in indirect labor costs derived from efforts to improve labor productivity that were implemented in the second half of 2001 and that has continued through the third quarter of 2002.

Depreciation expense increased to $2.9 million in the third quarter of 2002 from $2.5 million in the third quarter of 2001. This higher expense results from a growth in the business and the cost of the new business systems implemented in the past year. Amortization of goodwill decreased to zero as a result of the January 1, 2002 adoption of Statement of Financial Accounting Standards (SFAS) No. 142, Goodwill and Other Intangible Assets. We have completed our initial assessment of the carrying value of goodwill ($207.9 million at January 1, 2002) and have determined that an impairment charge is not required. Amortization expense during the third quarter of 2001 was $2.7 million, or 1.6% of revenues.

Income from Operations. Operating profits rose to $14.4 million for the third quarter of 2002, or 7.5% of revenues. This compares to $11.8 million, or 6.8% of revenues, for the same period in 2001 after adjusting for goodwill amortization, acquisition and integration related charges, and pension settlement costs. The increase in income from operations was attributed to the 11% increase in revenues and improved labor productivity achieved in the first nine months of 2002 versus the same period in 2001. The improved labor productivity has led to increased profitability on our time-and-materials and fixed-priced contracts, which represent approximately 54% of our revenue base.

Income (Loss) from Continuing Operations. The income from continuing operations increased to $7.4 million for the three months ended September 30, 2002, versus a loss from continuing operations of $1.1 million for the third quarter of 2001. The increase can be largely attributed to the absence of goodwill amortization in 2002 versus 2001, as well as the increase in operating income resulting from growth in revenues and operating margins, described above. Lower interest expense has also contributed to the increase in income from continuing operations. Interest expense in the third quarter of 2002 decreased to $2.3 million from $7.2 million in the third quarter of 2001, primarily as a result of the elimination of high interest rate debt following our initial public offering in June 2002. Lower interest rates on the floating rate senior credit facility also contributed to the reduction in interest expense.

First Nine Months of 2002 Compared to First Nine Months of 2001:

Revenues. Revenues of $561.0 million in the first nine months of 2002 increased 10.3% from revenues of $508.6 million in the first nine months of 2001. The revenue increase was over a broad range of service offerings and contracts. The growth is a continuation of the strength in the defense and intelligence business that we have experienced since the second quarter of 2001. The announced growth in the defense budgets following the terrorist attacks on September 11, 2001 has affected a number of our programs, but there does not appear to have been a significant effect on our overall revenues. Increased activity in certain areas has been offset by delays in programs and procurement decisions in other areas as our customers reassess priorities. The 2002 results also include $5.7 million in revenue from SIGNAL Corporation for the period from September 24, 2002 (the date of the closing of the SIGNAL acquisition) to September 30, 2002.

Costs and expenses. Costs of operations in the first nine months of 2002 have increased by $34.8 million to $520.5 million to keep pace with the increased activity across all business areas and service offerings. Direct contract costs grew to 66.2% of revenues in the first nine months of 2002, compared to 64.6% of revenues in the first nine months of 2001. The percentage increase is the result of an increased proportion of subcontract and other direct costs relative to revenues. Direct labor increased by 12.9% in the first nine months of 2002 consistent with overall trends over the last several quarters. Subcontract and other direct costs increased at a faster rate of 13.8% during the first nine months of 2002 to a total of $125.9 million. The increase in direct costs as a percentage of revenues is also influenced by the level of indirect costs, which have been growing at a slower rate than revenues, as discussed below.

Indirect expenses declined to 25.2% of revenues for the first nine months of 2002, compared to 27.1% of revenues for the comparable period in 2001. The decline is primarily the result of efforts to improve labor productivity that were implemented during the second half of 2001, and the resulting reductions in indirect labor costs that have continued through the first nine months of 2002. This lower percentage is also caused by the increase in the percentage of revenues related to other direct contract costs, since those revenues do not require significant incremental indirect costs.

Depreciation expense in the first nine months of 2002 declined to $8.0 million, compared to $8.1 million in the first nine months of 2001. The decrease is the result of lower year-to-date capital expenditures in 2002 versus 2001. There was no amortization of goodwill in the first nine months of 2002 due to the implementation of SFAS No. 142 effective January 1, 2002, compared to $8.7 million of goodwill amortization during the first nine months of 2001.

Income from Operations. Operating income rose to $40.5 million for the first nine months of 2002, or 7.2% of revenues, compared to $33.8 million, after adjusting for goodwill amortization, acquisition and integration related charges, and pension settlement costs, or 6.6% of revenues, during the same period of 2001. The significant drivers behind the increase in operating profit were the 10.3% increase in revenues and the higher profit margins. The improvement in margins has been achieved primarily from the additional profit on our time-and-materials and fixed-price contracts related to the reduction in indirect labor costs discussed above.

Income (loss) from continuing operations. Income from continuing operations was $16.2 million in the first nine months of 2002, as compared to a loss of $2.8 million in the first nine months of 2001. The improvement was due to the increase of $17.5 million of income from operations, and a $7.8 million reduction of interest expense from $21.7 million in the first nine months of 2001 to $13.9 million in the first nine months of 2002. The reduction in interest expense results from sharp reductions in the LIBOR rates over the past year, and the reduced level of borrowings after the initial public offering.

Income Taxes

The effective income tax rate on income from continuing operations was 40.8% in the first nine months of 2002, compared to the estimated rate of 41.2% for the first half of 2002. This rate is higher than the United States federal statutory rate of 35% due to state and local income taxes. The reduction in the effective rate in the third quarter resulted from reduced state tax expense in certain states. The effective income tax rate for the first nine months of 2001 was 251.1%, which results primarily from the non-deductibility of goodwill amortization. The effective income tax rate, absent the goodwill amortization, was 43.9% for the first nine months of 2001.

Discontinued Operations

In June 2002, we completed a sale of substantially all of the net assets and operations of our wholly owned subsidiary, Veritect, Inc. (Veritect) to RedSiren Technologies, Inc. for $0.5 million in cash. We had previously recognized a loss for the discontinuance of Veritect’s operations, as well as a provision for the estimated losses of Veritect from January 1, 2002 to the estimated sale date, based upon our commitment to dispose of Veritect’s operations in December 2001. The loss from discontinued operations together with the actual loss incurred upon the sale did not differ materially from the provisions previously recognized.

Extraordinary Loss on Early Extinguishment of Debt

In connection with the early retirement of our subordinated notes, we incurred and paid a $5.7 million prepayment penalty and wrote off $7.9 million of unamortized discount on the subordinated notes. We also wrote-off $2.8 million of deferred financing costs associated with the 2000 Facility, and issued stock purchase warrants valued at $2.1 million to the subordinated noteholders as a result of the conversion of our Class A Common Stock. Collectively, these amounts, net of an income tax benefit of $7.6 million, were recognized as an extraordinary loss on debt extinguishment in the second quarter of 2002.

Net Loss Attributable to Common Stockholders

During the nine months ended September 30, 2002 and 2001, adjustments to derive net loss attributable to common stockholders totaled $58.7 million and $6.0 million, respectively. A detailed schedule listing these transactions and the respective amounts, together with their effects on income from continuing operations before extraordinary loss, is included in Note 4 to the unaudited condensed consolidated financial statements. Descriptions of the individual transactions are included in note 2.

Earnings Per Share

Basic and diluted earnings (loss) per share (EPS) are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30

	2002	2001	2002	2001

Basic income (loss) per share:
Income (loss) from continuing operations	$0.22	(0.42)	(2.37)	(1.17)
Loss from discontinued operations	—	(0.35)	(0.10)	(1.19)
Extraordinary loss from debt extinguishment	—	—	(0.61)	—

	$0.22	(0.77)	(3.08)	(2.36)

Diluted income (loss) per share:
Income (loss) from continuing operations	$0.21	(0.42)	(2.37)	(1.17)
Loss from discontinued operations	—	(0.35)	(0.10)	(1.19)
Extraordinary loss from debt extinguishment	—	—	(0.61)	—

	$0.21	(0.77)	(3.08)	(2.36)

Basic earnings (loss) per share (EPS) is computed by dividing net income available, or loss attributable, to common stockholders by the weighted average number of outstanding shares of common stock. Diluted EPS for the nine months ended September 30, 2002 and 2001, and the three months ended September 30, 2001, is computed in the same manner as the basic EPS, since adjustments related to the effects of the stock options, stock warrants and conversion of Class A common stock would have been anti-dilutive. Diluted EPS for the three months ended September 30, 2002 includes the effect of potentially dilutive securities. The increase in shares in the calculation of EPS for this quarter also reflects the full effect of shares issued in the initial public offering in June 2002.

The weighted average number of shares used in the calculation of both basic and diluted EPS from continuing operations, and the weighted average number of potentially dilutive securities not used in the EPS computations due to their anti-dilutive effect on the net loss per share amounts, for the nine months ended September 30, 2002 and 2001, and the three months ended September 30, 2001, are as follows:

	Three Months Ended	Nine Months Ended
	September 30	September 30

	2001	2002	2001

Weighted average number of shares — basic and diluted loss per share before extraordinary loss computations	7,449,335	17,956,602	7,501,808
Potentially dilutive securities not used in computations due to antidilutive effect	12,383,312	8,358,973	12,407,729

Total weighted average number of shares to be used in dilutive common stockholders computations	19,832,647	26,315,575	19,909,537

Liquidity and Capital Resources

On June 10, 2002, we closed our initial public offering of 15,525,000 shares of our common stock, including an over-allotment of 2,025,000 shares granted to the underwriters, at the price of $16 per share. We realized net proceeds of $226.9 million after deducting underwriters fees and other transactional costs. Most of the proceeds were used to retire long-term and preferred stock as indicated below:

(dollars in thousands)
Early retirement of subordinated notes, including prepayment penalty of $5,700	$100,700
Redemption of preferred stock, including liquidation preference of $6,969 and accrued dividends	66,371
Net reduction in loans under credit agreement	28,437
Cash available for working capital requirements	31,393

$226,901

Concurrent with the initial public offering, we also entered into a new $200 million senior credit facility which permitted term loans of up to $130 million and revolving credit loans totaling $70 million. Upon the closing of the 2002 Facility, we had borrowed the full amount of the term loan of $130 million, but had not drawn on the revolving credit. We subsequently amended the 2002 Facility in connection with our acquisition of SIGNAL Corporation to permit term loans of up to $270 million and revolving credit loans totaling $90 million.

The term loans under the Amended 2002 Facility are due in six years. The revolving credit commitment expires in five years. Interest on the loans is at a floating rate based on LIBOR. At September 30, 2002, the interest rates on the term loan and revolving credit loan were 5.3 percent and 4.8 percent, respectively. The Amended 2002 Facility contains customary financial covenants related to maintaining minimum EBITDA, fixed charge ratio and asset coverage ratio and maximum total debt ratio and capital expenditures. The credit agreement permits acquisitions having an aggregate cash consideration of up to $25 million and aggregate total consideration of up to $50 million. Required principal payments on the term loan are as follows:

(dollars in thousands)
Year ending December 31:
2002	$2,350
2003	10,473
2004	13,965
2005	13,965
2006	15,128
Thereafter	214,119

$270,000

Cash flow provided by operations was $52.3 million in the first nine months of 2002, compared to cash used of $6.8 million in the first nine months of 2001. The improvement in cash flow reflects the increase in income from continuing operations before extraordinary items, from a loss of $2.8 million in the first nine months of 2001 to income of $16.2 million in the first nine months of 2002. Further, there was a wide swing in accounts receivable between the two periods, with receivables increasing from $28.4 million in the first nine months of 2001, and decreasing by $27.0 million in the first nine months of 2002. In the first nine months of 2001, accounts receivable increased as a result of growing revenues, but also due to an increase in days sales outstanding (DSO) from 90 days at the end of 2000 to 101 days at December 31, 2001. The increase in DSO was the result of inefficiencies in billing and collection activities associated with the implementation of new accounting systems in 2001 and into early 2002. The inefficiencies encountered during the system implementations became more pronounced, and by March 31, 2002, the DSO had increased to 104 days. The last of the legacy company accounting systems was converted to our system in the second quarter of 2002. As we have completed the conversions and provided additional system training to our personnel, billing and collection efficiencies have improved. By September 30, 2002, the DSO had dropped to 86 days, which was the basis for the $27.0 million reduction in accounts receivable in the first nine months of 2002, while revenues increased. The acquisition of SIGNAL added $50.1 million to accounts receivable at September 30, 2002. After adjusting for the effect of the SIGNAL acquisition, our DSO in accounts receivable was 82 days at September 30, 2002.

In the first half of 2002, we made estimated income tax payments against our income from continuing operations. During the second quarter of this year, we applied the tax losses generated from the early extinguishments of debt described earlier, as well as losses incurred in connection with the discontinuance of the Veritect business, against taxable income from operations. The estimated income tax payments made during the first six months of 2002 were partially recovered in the third quarter and are expected to be applied against further tax liabilities on the fourth quarter of 2002.

In the first nine months of 2002, capital expenditures totaled $8.4 million, slightly above depreciation expense for the period of $8.0 million. These expenditures were incurred across all of our operations and were made to support business growth and for routine equipment replacements. Capital expenditures in the first nine months of 2001 were at a higher level of $11.4 million, as incremental funds were required to support a facility consolidation in early 2001, and to fund the acquisition and implementation of new accounting systems and software. At September 30, 2002, the Company had no individually large commitments for capital expenditures.

In the first nine months of 2002, we used $7.9 million in the discontinued operations of our Veritect subsidiary. Most of this amount had been accrued as a provision for loss on disposal at December 31, 2001. The sale of the subsidiary in June 2002 ended our support of this commercial venture (see “Discontinued Operations”).

With the completion of the capital restructuring associated with the initial public offering, we have substantially reduced our interest costs, and through the sale of Veritect we have ended the cash requirements of supporting that operation. With the acquisition of SIGNAL, we increased our total debt to approximately $306 million. Annual interest costs on this debt at current interest rates are approximately $17 million. On a pro forma basis, including past operating results of SIGNAL, we have over $89 million of earnings before interest, taxes, depreciation and amortization over the last twelve months. We believe that our operating cash flow and funds available under the Amended 2002 Facility are sufficient to meet our operating needs and our debt service requirements for at least the next 12 months. To the extent that the financial requirements of any business acquisition opportunity exceeds the limits set forth under the Amended 2002 Facility, we will need to raise additional debt or equity financing.

Impact of Inflation

The nature of our contracts with the U.S. government sharply reduces exposure to the potential negative financial effects of inflation. We are able to directly recover increased costs for those costs charged directly to, or allocated to, our cost-plus contracts, which account for approximately 49% of our business, after including the contracts of SIGNAL. On our other contracts, we propose fixed prices or labor rates that reflect our expectations of future cost increases.

New Accounting Pronouncements

In recent years, the Financial Accounting Standards Board (FASB) and the Emerging Issues Task Force (EITF) have issued several pronouncements, many of which have or will have an effect on our financial reporting. One pronouncement that has had a significant impact upon our operating results is SFAS No. 142, Goodwill and Other Intangible Assets, issued by the FASB in June 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and indefinite-lived intangible assets are no longer amortized but are subject to annual impairment tests in accordance with the SFAS No. 142. Other intangible assets continue to be amortized over their useful lives.

On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The effect of adopting SFAS No. 142 was an increase in income from operations of $2.7 million for the three months ended September 30, 2002, and in increase of $8.8 million for the nine months ended September 30, 2002. The impact of this pronouncement on income from continuing operations and net income (loss) attributed to common stockholders was the same as the impact on operating income as goodwill amortization is nondeductible for income tax reporting purposes. A schedule outlining the impact of SFAS No. 142 on our income from operations, net income (loss) attributable to common stockholders, and basic and diluted earnings (loss) per share, is presented in Note 8 to the unaudited condensed consolidated financial statements.

SFAS No. 142 also requires companies to periodically assess the carrying of intangible assets and make adjustments to reflect impairments to carrying values based on assessments of estimated fair values. We have completed the first of the required impairment tests of goodwill during the second quarter of 2002, and have determined that no adjustment to the carrying value of its goodwill is required. We plan to perform the second of the required transitional impairment test during the fourth quarter.

We also applied the provisions of SFAS No. 141 to our acquisition of SIGNAL. We have completed a preliminary assessment of the estimated values of tangible and intangible assets acquired, and plan to finalize our evaluation during the fourth quarter of this year. Based on our initial assessment, we have allocated $38 million of the purchase consideration to customer-related intangible assets, $2 million to completed-technology intangible assets, $17 million to net tangible assets, and $170.8 million to goodwill. Amortization of the completed-technology and customer-related intangible assets will be recognized on a straight-line basis over 4 and 10-year periods, respectively, beginning October 1, 2002. We will not amortize goodwill in accordance with SFAS No. 142, and will conduct annual assessments of impairment beginning this year.

In addition to SFAS No. 142, the other recent pronouncements affecting or that may affect our financial reporting are as follows:

•	SFAS No. 141, Business Combinations (SFAS No. 141)

•	SFAS No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143)

•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (SFAS No. 144)

•	SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

•	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

•	EITF, Topic No. D-103, Income Statement Characterization of Reimbursements Received for “Out-of-Pocket” Expenses Incurred.

Descriptions of these pronouncements and their effective dates are included in Note 8 of the unaudited condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk relates to changes in interest rates. At September 30, 2002, we had outstanding under the Amended 2002 Facility a single, $270 million one-month LIBOR-based loan with an interest rate of 5.3%. Each 1% increase in this rate could add $2.7 million to our interest expense. In 1998, we entered into an interest rate swap agreement for $20 million at a LIBOR rate of 5.663%, to help manage interest costs and the risks associated with changing interest rates on our debt. We have evaluated the swap agreement and related cash flows, and conclude that it does not meet the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities, to account for the swap as an effective hedge. This swap agreement expires in February 2003, but is cancelable at the option of the issuer. A 1% increase or decrease in interest rates would result in an increase or decrease of $51,000 and $51,000, respectively, of the fair value of the swap agreement.

Item 4. Controls and Procedures.

(a)	Evaluation of disclosure controls and procedures.

The term disclosure controls and procedures is defined in Rules 13a-14(c) and 15d-14(c) of the Securities Exchange Act of 1934. These rules refer to the controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. Furthermore, we have designed our disclosure controls and procedures to ensure that information that we are required to disclose in our report is accumulated and communicated to management (including our Chief Executive Officer and Chief Financial Officer) in a manner that permits timely decisions to be made regarding required disclosure.

Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this quarterly report, and they have concluded that such disclosure controls and procedures were effective at ensuring that they were alerted in a timely manner as to all material information that we are required to include in our reports with the Securities and Exchange Commission.

(b)	Changes in internal controls.

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended September 30, 2002, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

Part II – Other Information

Item 2. Changes in Securities and Use of Proceeds.

(c)	During the third quarter of 2002, certain current and former employees purchased 16,067 shares of our common stock by exercising outstanding stock options for an aggregate sales price of $80,373. These transactions occurred in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701, pursuant to certain compensatory benefit plans and contracts, as a transaction involving the offer and sale of securities relating to compensation. We believe that exemptions other than the foregoing may exist for these transactions.

(d)	In June 2002, we issued and sold 15,525,000 shares of its common stock in an initial public offering, including 2,025,000 shares to cover over-allotments granted to the underwriters, at $16 per share, generating aggregate offering proceeds of $248.4 million. The net cash proceeds to us from the sale of these shares was $226.9 million, after deducting underwriting discounts and commissions of $17.4 million, offering costs and expenses of $2.5 million and a $1.6 million fee due upon the conversion of our redeemable convertible Class A common stock into shares of our common stock.

In connection with the closing of the initial public offering, we used the net proceeds as follows: (i) to retire $100.7 million of our 14.50% senior subordinated notes due July 30, 2008, including a 6% early extinguishment penalty of $5.7 million; (ii) to redeem $66.4 million of our senior redeemable exchangeable preferred stock, Series A, including a 12% early redemption penalty of $6.9 million and accrued dividends of $1.3 million; and (iii) to fund the repayment of $28.4 million of outstanding principal due under revolving loans of our then-existing credit facility. The remainder of the net proceeds to us from the initial public offering of approximately $31.4 million was used in connection with the acquisition of SIGNAL Corporation on September 24, 2002.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

+	3.1 Second Amended and Restated Certificate of Incorporation of Veridian Corporation (filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

+	3.2 Restated Bylaws of Veridian Corporation (filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the on March 6, 2002, as amended, and incorporated by reference herein).

+	10.1 Veridian Corporation 2000 Stock Incentive Plan (filed as Exhibit 10.22 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

+	10.2 Amended and Restated Veridian Retirement Savings Plan (filed as Exhibit 10.23 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

+	10.3 First Amendment, dated September 24, 2002, to Credit Agreement, dated June 10, 2002, by and among Veridian Corporation, the lenders from time to time party to the Credit Agreement and Wachovia Bank, National Association (filed as Exhibit

10.1 to our Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).

+	10.4 Credit Agreement, dated as of June 10, 2002, as amended and restated on September 24, 2002, by and among Veridian Corporation, the lenders who are or may become a party to the Credit Agreement, and Wachovia Back, National Association (filed as Exhibit 10.2 to our Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).

99.1 Certification of David H. Langstaff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2 Certification of James P. Allen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference.

(b)	During the three months ended September 30, 2002, the Company filed the following Forms 8-K:

(1)	Current Report on Form 8-K, dated August 12, 2002 and filed on August 14, 2002, to report that the Company announced that it has entered into a definitive agreement to acquire Signal Corporation, and that it had issued a press release regarding it earnings for the three month and six month periods ending June 30, 2002.

(2)	Current Report on Form 8-K, filed on September 26, 2002, to report that the Company had consummated its acquisition of Signal Corporation for $227 million in cash and notes.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIDIAN CORPORATION

Date:	November 13, 2002	/s/ David H. Langstaff David H. Langstaff Chief Executive Officer

Date:	November 13, 2002	/s/ James P. Allen James P. Allen Chief Financial Officer

CERTIFICATION

I, David H. Langstaff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

		Name: Title:	/s/ David H. Langstaff David H. Langstaff Chief Executive Officer Veridian Corporation

CERTIFICATION

I, James P. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

(a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 13, 2002

		Name: Title:	/s/ James P. Allen James P. Allen Chief Financial Officer Veridian Corporation