Form 10-K
period 2002-12-31
VERIDIAN CORP
filed 2003-03-13
CIK 1095901

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2002

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 001-31342

Veridian Corporation

(Exact name of registrant as specified in its charter)

Delaware	54-1387657
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 South Hayes Street, Suite 1100 Arlington, Virginia	22202 (Zip Code)
(Address of principal executive offices)

Registrant’s telephone number, including area code:

(703) 575-3100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, par value $0.0001 per share	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act:

None

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.      Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☐          No ☑

      The aggregate market value of the common stock on June 28, 2002 (based on the closing prices in the daily composite list for transactions on the New York Stock Exchange during the last business day of the registrant’s most recently completed second quarter) held by non-affiliates of the registrant was approximately $384,709,975.

      At March 10, 2003, the registrant had outstanding 34,171,158 shares of common stock, par value $0.0001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, are incorporated by reference into Part II and Part III.

PART I

Item 1.	Business

Overview

      Veridian Corporation, a Delaware corporation, was incorporated in 1986 and serves as a holding company for its subsidiaries. The oldest business conducted by Veridian traces its heritage to 1948. We conduct our business through four primary operating subsidiaries: Veridian Engineering, Inc., Veridian Systems Division, Inc., Veridian Information Solutions, Inc. and Veridian IT Services, Inc. (formerly SIGNAL Corporation). Veridian Systems Incorporated is a fifth, smaller subsidiary. Each of our subsidiaries is wholly-owned and controlled by us. We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We specialize in mission-critical national security programs, primarily for the intelligence community, the Department of Defense, law enforcement and other U.S. government agencies. Our offerings include the design, development, deployment, operation and protection of vital networks, databases and other information and intelligence systems. We are at the forefront of U.S. government-funded research, development and application of advanced information and sophisticated sensor technologies for emerging defense and intelligence initiatives. During our 50 years of experience, we have developed long-standing customer relationships, proprietary technologies and intellectual property and have acquired extensive security clearances and domain expertise in understanding our governmental customers’ operations and missions.

      Our customer and contract base is highly diversified across a wide range of mission-critical applications. We currently have more than 2,000 contracts, two of which represented in excess of 5% of 2002 revenues each. One such contract is with an intelligence agency and had revenues of more than $50 million in 2002. The second contract is with the U.S. Army and had revenues of $59 million in 2002. The next largest contract represented less than 3% of our revenues in 2002. For the year ended December 31, 2002, approximately 47% of our revenues were represented by cost-plus contracts, 40% by time-and-materials contracts and 13% by fixed price contracts, resulting in substantial margin stability. Our contracts typically have terms of several years with renewal options. Our experience has been that most renewal options are exercised and the scope and term of our contracts are often expanded. Given our broad range of specialized capabilities and contracts, we are not dependent on any one funding decision, customer or technology for our business.

      Our comprehensive solutions leverage our core capabilities that include:

•	network security and enterprise protection;

•	intelligence, surveillance, and reconnaissance (ISR);

•	knowledge discovery and decision support;

•	information systems development and integration;

•	chemical, biological and nuclear detection;

•	network and enterprise management; and

•	systems engineering services.

      Given the critical and classified nature of many of our services and our sophisticated technical capabilities, we are called upon to support our customers in the intelligence community and the Department of Defense as they respond to crisis situations around the world. Our solutions enable our customers to manage risk by identifying a wide variety of conventional and nonconventional threats, including nuclear, biological, chemical, cyber aggression and terrorism, quantifying exposure to these threats and implementing prudent physical and cyber countermeasures.

      Our customers include:

•	Department of Defense, including:

•	U.S. military services (Army, Navy, Air Force, Marine Corps)

•	Defense Advanced Research Projects Agency

•	Defense Information Systems Agency

•	U.S. intelligence agencies, including:

•	National Reconnaissance Office

•	National Imaging and Mapping Agency

•	National Security Agency

•	Other intelligence agencies

•	U.S. government civilian agencies, including:

•	Department of Justice

•	Federal Bureau of Investigation

•	Department of Homeland Security (including the Immigration and Naturalization Service, Transportation Security Administration, U.S. Coast Guard and U.S. Customs Service)

•	Department of Transportation (including the Federal Aviation Administration)

•	Federal Energy Regulatory Commission

•	U.S. Senate

•	Patent and Trademark Office

•	Other commercial, state and local governments and international customers

Revenues, as a percentage of total revenues, by customer group were as follows for the year ended December 31, 2002:

	Pro Forma(1)	As Reported

Department of Defense	49%	48%
U.S. intelligence agencies	31	37
U.S. government civilian agencies	16	10
Other	4	5

	100%	100%

(1)	Pro Forma to include the revenues of SIGNAL Corporation for the period prior to the date of acquisition (from January 1, 2002 to September 23, 2002).

Our Market Opportunity

      We derive our revenues predominantly from contracts with U.S. government agencies focused on national security. As a result, funding for our programs is generally linked to trends in U.S. government spending in the areas of defense and intelligence. With an increased focus on national security, we believe the following trends and developments will drive the growth in our industry.

•	Increase in Overall Defense Spending. In response to President George W. Bush’s stated commitment to strengthen national defense, Congress appropriated $364.6 billion in fiscal year 2003 for defense funding. This reflects an increase of more than 10% over the fiscal year 2002, the largest one-year increase since the 1980s. The President’s defense budget proposed for fiscal year 2004 is $379.9 billion, reflecting a further increase of 4% over fiscal year 2003. This fiscal year 2004 budget does not include additional funds that the Bush Administration intends to seek to fight terrorism and for any conflict with Iraq. The Department of Defense’s six-year spending plan, sent to Congress in February 2003, projects a 32% budget increase from fiscal years 2003 through 2009.

•	Emphasis on Protecting and Enhancing Information Systems and ISR Capabilities. The Department of Defense is placing a greater emphasis on information superiority and information infrastructure protection, defined as the ability to collect, process, assimilate and protect information while denying an adversary’s capabilities to do the same.

In response to new strategic and tactical global threats, the Department of Defense has focused its resources on enhancing military efficiency, readiness and technological sophistication of existing and future platforms by implementing advanced information-based systems. This ongoing transformation of military capabilities centers on developing information and command and control capabilities needed to significantly enhance coordinated armed forces operations. With the support of secure command, control, communications, computers, intelligence, surveillance and reconnaissance, or C4ISR, systems, the Department of Defense expects to have the ability to respond rapidly to any conflict.

•	Increase in Intelligence Spending. While the intelligence community budgets are classified, the increase in appropriations for the national foreign intelligence program for fiscal year 2003 represents the largest one-year increase in more than two decades. We believe that an emphasis on national security will continue to lead to significant additional funding for the intelligence community to enhance information assurance and protection, network security and ISR capabilities.

•	Homeland Security Spending. The threats of terrorist activities have emphasized the importance of homeland security. The Bush Administration and Congress responded initially with $40 billion of emergency supplemental appropriation. Since that time, the Bush Administration and Congress have joined together to create the Department of Homeland Security. The President’s budget proposal for that department for fiscal year 2004 is $36.2 billion, representing a 7.4% increase over fiscal year 2003 and a 64% increase over fiscal year 2002. The consolidation of a large number of agencies into the Department of Homeland Security is the largest federal reorganization in more than 50 years. In addition, even outside that department, particularly within the federal law enforcement community, substantially expanded homeland security initiatives are getting underway.

•	Increase in Overall U.S. Government Information Technology (IT) Spending. The U.S. government has consistently increased spending on IT since 1980 and is the largest purchaser of these services and products. This trend is expected to continue over the next five years. The total federal IT budget for fiscal year 2003 is expected to be $54.2 billion, 8.6% higher than it was in 2002. The President’s budget proposal for IT (both defense and civil) for fiscal year 2004 is $59.3 billion, representing a 9.4% increase over the current year. By 2008, according to the Government Electronics and Information Technology Association, the IT budget is expected to be $67 billion.

Our Business Strengths and Competitive Advantages

      We believe that we are well positioned to capitalize on these market opportunities and to address the mission-critical information requirements of our customers as a result of our:

•	Strong Set of Core Capabilities. Our distinctive capabilities position us to capitalize on the increasing demand for vital defense information services. We integrate our technical areas of expertise into comprehensive solutions that support our customers’ growing needs in mission-critical initiatives, such as securing information networks, processing intelligence on adversaries, sharing knowledge among agencies, responding to disasters and defending against weapons of mass destruction.

•	Highly Skilled Employee Base with High-Level Security Clearances. We work with customers in highly classified environments and at front-line deployments due in large part to the advanced degrees and security clearances of our employee base. Approximately 20% of our more than 7,100 employees have advanced degrees, with 76% holding U.S. government security clearances, including more than 55% of those cleared employees holding higher-level security clearances. This large body of employees with higher-level security clearances provides us with a distinctive competitive advantage in pursuing new business in classified areas.

Our employees with security clearances have completed a difficult and lengthy approval process, which requires a candidate to be sponsored by the U.S. government for a particular purpose and entails extensive background investigations that typically take six months to a year. Higher-level clearances may take additional time for background investigations and may require successful completion of polygraph testing. We also maintain numerous facility clearances as required to support classified programs.

•	Proprietary Technology and Intellectual Property. We possess significant trade secrets and know-how relating to technologies, processes and methods. Our innovations in sensor, image processing and information security technologies have resulted in a number of patents in these technology areas.

Because of our comprehensive technical expertise and experience, we are successful in winning additional contracts for U.S. government-funded research and development. Our continued success in research and development has helped us create a diversified portfolio of sophisticated sensor and advanced information technologies and obtain additional research and development funding. This accumulation of U.S. government-funded research and development has resulted in significant intellectual property and technology expertise that we are able to leverage into larger, more comprehensive systems contracts for our U.S. government customers. Our combination of technologies and domain expertise also positions us as a preferred provider with major aerospace and defense companies pursuing large-scale programs involving major platforms.

•	Strong Customer Relationships and Heritage of Trust. We have more than 50 years of experience supporting priority national programs and protecting critical national security infrastructures. We have a reputation for integrity and responsibility and are committed to providing outstanding customer service.

Our executives and technical staff have developed long-standing, key customer relationships across the intelligence community, the Department of Defense and civil agencies supporting national security initiatives. As a result, we are often called upon as a trusted partner in critical, time-sensitive situations. For example, after the terrorist attacks on September 11, 2001, we were asked by some of our customers to operate key positions and support front-line systems on a 24x7 basis.

•	Disciplined Growth-Oriented Management Team. Our team has a successful track record in identifying key growth opportunities, developing integrated solutions that address market demand and acquiring and integrating strategic assets and capabilities that build and sustain our competitive advantage.

Anticipating the increased focus of the intelligence community and the Department of Defense on the concept of information superiority as a key component of warfare, we initiated an investment and acquisition strategy in 1997 to develop, assemble and integrate sophisticated, information-based capabilities. Since 1997, we have acquired and successfully integrated several companies. We have substantial experience in market analysis, opportunity identification and qualification, and in identifying, acquiring and integrating companies and capabilities. Successful integration of acquired capabilities, along with bundling of offerings to address emerging requirements, has positioned us well to compete in growth markets supporting national security.

Our Business Strategy

      We intend to increase our revenues, profitability and stockholder value by strengthening our position as a leading provider of information-based systems, integrated solutions and services for mission-critical national security programs. Our key strategies for achieving this objective are as follows:

•	Expand our position in rapidly growing U.S. government segments and accelerate the application of our technology. We believe our core capabilities address many emerging needs in our industry. We intend to target rapidly growing segments in our industry, including:

•	Defending critical information systems and infrastructures in the face of cyber attack and conducting effective information operations;

•	Advancing ISR systems to deny enemies sanctuary and to support military commanders in the field;

•	Developing next-generation technologies and capabilities to defend against terrorism and defeating chemical, biological and nuclear weapons of mass destruction; and

•	Developing a “Global Information Grid” of sensors and networks designed to provide U.S. forces with a superior capability to collect, process and disseminate information in a secure environment.

•	Leverage our strong set of complementary capabilities to win larger and more complex contracts. We have an extensive history of providing information-based solutions for mission-critical systems supporting intelligence and defense-related U.S. government agencies. We expect our experience, differentiating technologies, enhanced systems design and development skills and personnel resources to position us to compete effectively to win larger and more comprehensive U.S. government contracts. For example, we recently defeated a large incumbent contractor to win a $154 million contract to provide a broad range of services regarding information technology and network infrastructure related to the U.S. Navy’s development of weapons systems.

•	Maintain technical leadership by retaining and attracting highly-skilled employees and enhancing our research and development efforts. We intend to continue to retain and recruit highly-skilled and security-cleared technical professionals, including engineers, scientists, analysts, technicians and support specialists who are attracted by the challenging nature and national significance of our work. These talented individuals ensure we have the knowledge base to continue to build our expertise in the design, development, deployment, operation and protection of mission-critical information solutions for our customers. We will also continue to focus our research and development efforts to maintain our proprietary leading-edge technical position in high-value areas such as network security, knowledge discovery and decision support and ISR, both through U.S. government-funded contracts and internal research and development.

•	Pursue selected strategic acquisitions. We intend to enhance and to expand our core capabilities and to broaden our customer base by selectively pursuing strategic acquisitions. We have substantial experience in identifying, acquiring and integrating information-based systems companies that possess differentiating technologies, long-standing customer relationships and strong competitive positions in growth markets. We will continue to be highly selective in our acquisition program, pursuing only those companies that strengthen our core capabilities, expand our presence in new mission-critical segments and provide opportunities in high-growth information-based markets.

Our Core Capabilities

      The following are offerings for each of our core capabilities.

     Network Security and Enterprise Protection

      Intrusion Prevention, Detection and Response. We provide solutions that protect networks on a 24x7 basis through a system of firewalls and security applications that monitor systems, detect intrusions and unauthorized activity, notify users of suspicious activity, identify and track intruders and provide repairs to restore security in the system.

      Threat and Risk Assessment. We provide services to test network and enterprise security status, specifically for vulnerability to potential threats, and provide consultation services regarding the required security upgrades and implementations.

      Information Operations. We develop and deploy a broad range of information tools to combat cyber aggression and other threats, including high-level planning, intelligence analysis, forensic analysis, attack signature identification and technical implementation.

      Computer Forensics and Emergency Response. We provide tools and techniques to determine the impact to digital systems of intrusions or unauthorized activity, as well as provide services for the rapid recovery of digital media to sustain business operations.

      Multi-Level Secure Communications. We provide technologies and systems that permit simultaneous access to data and applications involving different levels of security classification and authorization on a single protected system.

      Security Policy and Administration. We develop and implement policies to ensure the availability, safety and integrity of enterprise applications to include applications for both cyber and physical security.

     Intelligence, Surveillance and Reconnaissance (ISR)

      Remote Sensing Technology and Systems. We research, develop and deploy leading-edge sensors which collect information about a target or a geographic region from remote aircraft and spacecraft to provide valuable, timely information to intelligence analysts or battlefield planners.

      Sensor Processing and Exploitation. We develop tools to extract useful information from remotely-sensed images or other data products, including techniques to enhance images and computer methods to automate target detection and identification.

      Data Collection Management. We develop and deploy tools and systems for the optimal scheduling of complex constellations of satellite-based data collection sensors in space.

      Modeling and Simulation. We develop models to predict sensor and total ISR system performance and their effectiveness in realistic operational scenarios.

     Knowledge Discovery and Decision Support

      Data Mining and Event Correlation. We develop, deploy and operate systems that allow customers to gather and analyze large volumes of data and detect unseen patterns or abnormalities through the application of sophisticated techniques such as customized data algorithms, neural networks and multiple regression models.

      Data Warehousing. We develop and deploy systems that combine separate databases and files into a single logical entity, primarily for databases and files that may not have been designed to work together, improving the effectiveness of a customer’s mission-critical operations.

      Multi-Source Data Fusion. We provide capabilities to combine data from distinctly different sources, such as radar and optical sensors, into a common model for intelligence analysis and decision making.

     Chemical, Biological and Nuclear Detection

      Detection Technology Research. We develop sensor technologies that detect chemical and biological agents and nuclear contaminants, materials and weapons.

      Monitoring Systems. We design, develop and deploy nuclear detection systems to support counterproliferation requirements and national security needs.

      Incident Response Systems. We design and develop systems that merge collection, analysis, assessment, and decision aids into a comprehensive system to support authorities in responding to natural and man-made disasters.

     Network and Enterprise Management

      Network Design, Implementation and Operation. We provide end-to-end network services including network design services, Local Area Network design, Wide Area Network design, total network support, network and telecommunications engineering, network operations, technology upgrades, security and system maintenance support.

      Training and Simulation Systems. We design, create and integrate large, network-based computer models that simulate the complex environment of military operations, providing a realistic training environment for senior battlefield commanders and their staffs.

      Development and Management of Network and Enterprise Operations Centers. We develop operations centers to improve network and enterprise efficiency by instrumenting and measuring network performance and by providing quantitative data to enable decision-making in support of the enterprise mission and its infrastructure. We manage these centers on a 24x7 basis for our customers.

      Information Systems Integration. We integrate new hardware and software platforms with existing computer networks, upgrade communication protocols and interfaces, ensure systems compatibility and migrate applications to new operating systems and platforms all to improve network system reliability, availability and security.

      Software Engineering and Life Cycle Management. Our software engineers develop business, scientific and system applications over a wide spectrum of operating systems and hardware platforms, with an emphasis on distributed client/server database applications.

      Office Automation and Groupware Applications. We define and create custom applications for our customers to facilitate their unique business processes using modern software development and database tools. We use state-of-the-art tools and web-enabling technology to help our customers do business on the Internet.

      Help Desk Operations. We operate a number of help desks for our customers, using an “insourcing” partnership-based approach reinforced with service level agreements to ensure we maintain high levels of customer satisfaction at a low cost.

     Systems Engineering Services

      Spacecraft and Aircraft Research, Development, Testing and Evaluation. We provide expert systems engineering analysis, tools, techniques and models to support the research, development, test and evaluation of the U.S. government’s spacecraft, aircraft, and missile programs.

      Systems Life Cycle Support. We provide expert engineering support for all phases of design, development and operations of major national intelligence systems.

      Systems Support for U.S. Navy Surface Fleet. We provide engineering, design and installation services to upgrade U.S. Navy ships with modern command, control, communications and computer systems.

      Modeling and Simulation for Systems Acquisition Support. We develop models and simulations and perform engineering and operational analyses to support the Department of Defense’s weapons systems acquisition processes from early concept development to full system production.

      Intelligent Transportation Systems. We develop vehicle-based technologies to make vehicles safer and to add “smart” technologies to vehicles in order to provide more effective and efficient emergency responses.

Backlog

      Many of our contracts, primarily with the U.S. government, extend over multiple years. In many cases our contracts include unexercised options. The amount included in “funded” backlog is for orders for which funding is appropriated and allocated to the contract by the purchasing agency. Because the U.S. government operates under annual appropriations, our customers typically fund contracts on an incremental basis, generally for periods of one year or less. Accordingly, a significant amount of our backlog is “unfunded.” We include in unfunded backlog an estimate of future funding that we expect to receive on signed contracts.

      Our backlog consists of the following approximate amounts at the dates specified:

	As of December 31,

	2002	2001

	(In thousands)
Funded backlog	$464,000	$206,000
Unfunded backlog	2,090,000	1,140,000

Total backlog	$2,554,000	$1,346,000

      We believe that year-to-year comparisons of backlog are difficult and not necessarily indicative of future revenues from backlog. The actual timing of revenues on projects included in backlog could change because many factors affect the scheduling of projects. In addition, cancellation or adjustments to contracts may occur. Backlog is typically subject to large variations from quarter to quarter as existing contracts are renewed or new contracts are awarded. Also, a significant amount of our contract work is performed on contracts with a duration of one year or less. In many cases these contracts or task orders represent recurring short-term extensions of work that has been performed for many years with a customer. We estimate that approximately $1.7 billion of our backlog at December 31, 2002 will not be filled in 2003.

Sales and Marketing

      Much of our business development and sales and marketing activities are executed by line management. In addition, we have approximately 30 individuals skilled in those professional disciplines and possessing relevant technical expertise who are focused solely on business development and marketing. Our sales and marketing efforts focus on well-coordinated single sales objective pursuits and key account management led by seasoned business development professionals and staffed by teams of business development, senior management and program management personnel. We market and sell our services by leveraging long-term customer relationships, responding to competitive solicitations, capitalizing on our IDIQ contracts, attending marketing events and engaging in branding activities.

      To supplement or complement our domain expertise, we have teaming relationships to work together on contracts with various industry partners. While we are often the prime contractor on our contracts, we are a subcontractor when teaming furthers our goals of expanding our customer base or pursuing high-growth markets.

Research and Development

      We maintain a staff of engineers, other scientific professionals and support personnel engaged in the development of new applications of technology and improvement of existing products. These programs’ costs are expensed as incurred. Veridian-funded research and development expenditures were $5.8 million in 2000, $6.2 million in 2001 and $5.9 million in 2002. The majority of our research and development activities during 2002 were customer-funded, and as such were paid for through contract revenues with an associated expense in operating expenses.

Recent Corporate History

      On September 24, 2002, we acquired SIGNAL Corporation (subsequently renamed Veridian IT Services, Inc.), a leading provider of information technology and engineering services, for $227 million in cash and notes. The SIGNAL acquisition broadened our exposure to the Department of Defense and homeland security markets, expanded and strengthened our information-based systems and solutions, and was immediately accretive to earnings. SIGNAL’s capabilities included information security, systems integration, software/database development, knowledge management systems, modeling simulation, network/help desk support and systems engineering services. During SIGNAL’s 15 years of experience, the company established strong relationships with numerous governmental agencies as well as commercial industry leaders. SIGNAL’s customers include:

•	Department of Defense (approximately 55% of SIGNAL’s 2002 revenues), including all of the U.S. military services; and

•	Civil agencies (approximately 43% of SIGNAL’s 2002 revenues), including the Department of Transportation, the Department of Justice, the Coast Guard, the Federal Energy Regulatory Commission, the Federal Aviation Administration, the U.S. Customs Service, and the U.S. Senate.

      Financing for the acquisition consisted of available cash, $25 million of seven-year subordinated notes bearing interest initially at 9.50% and increasing thereafter and borrowings under our credit facility. We expanded our credit facility from $200 million to $360 million, including a six-year $270 million term loan and a five-year $90 million revolving line of credit.

      In June 2002, we sold substantially all of the net assets and operations of our wholly-owned subsidiary, Veritect, Inc. (subsequently renamed Veridian Commercial Operations, Inc.), to RedSiren Technologies, Inc. for $0.5 million in cash. We have recognized a cumulative loss of $8.7 million, net of income tax benefits.

Government Contracting and Regulatory Processes

      The government contracting process differs in many ways from commercial contracting, and involves a high degree of U.S. government regulation and oversight.

     Contracting Processes

      The Competition in Contracting Act of 1984 requires agencies to attain “full and open competition” in selecting companies to perform their contracts. If a U.S. government agency has a requirement for services valued above $25,000, it announces its requirements on an electronic bulletin board. Interested contractors submit information indicating their desire to perform the required services. The agency then solicits competitive proposals or bids from qualified contractors by providing them with a formal request for a proposal, or RFP, or similar solicitation. The RFP is an extensive document describing the desired services and terms and conditions that will form the final agency contract. The RFP includes the evaluation criteria the agency will use to select a contractor for the contract. Bidders then submit proposals in response to the RFP, and the agency evaluates all the proposals, asks for clarifications and engages in discussions with bidders if necessary. Agencies are encouraged to award contracts on a “best value” basis. This means that the contractor selected for the award should, in the agency’s judgment, provide the greatest overall benefit in response to the requirement, including technical merit, cost and relevant past performance considerations. This process can sometimes take a year or more.

      In some cases, full and open competition is not required. Depending upon the circumstances, contracts can be awarded to us or other contractors on a “sole-source” basis. This can occur when the agency’s need for the services is of such an unusual and compelling urgency that the U.S. government would be seriously injured unless the agency is permitted to limit the number of sources from which it solicits bids or proposals. A contract can also be awarded to a contractor on a sole-source basis when the services needed by the agency are available from only one responsible source or only from a limited number of responsible sources and no other type of services will satisfy the needs of the agency. From time to time, we are awarded contracts on a sole-source basis.

      Several statutory and regulatory changes have significantly altered U.S. government procurement practices in recent years, increasing the number of procurement “vehicles” available to U.S. government customers to satisfy their requirements. U.S. government agencies are now more likely to use flexible contract vehicles that permit a number of firms to compete for specific orders. The General Services Administration (GSA) Multiple Award Schedule (MAS) Program is an example of a flexible contract vehicle employed by the U.S. government. The GSA contracts with multiple vendors to provide commercial off-the-shelf information technology products and services, at predetermined prices, to authorized buyers. Those contracts involve services that are provided at fixed labor rates and individual agencies may place orders, receive services and make payments directly to contractors under the GSA MAS contracts. Before placing an order, ordering offices are to consider reasonably available information about the services offered under GSA MAS contracts by using the “GSA Advantage!” on-line shopping service or by reviewing catalogs and pricelists of at least three schedule contractors. Orders placed pursuant to a GSA MAS contract are generally considered to be issued pursuant to full and open competition, so when placing orders under GSA schedules, ordering offices need not seek further competition.

      In addition to the MAS Program, we also hold other multiple award contracts with individual agencies called indefinite delivery, indefinite quantity, or IDIQ, contracts. IDIQ contracts (also known as task order contracts) are essentially umbrella contracts that set forth the basic terms and conditions under which the agency may order goods and services from one, and in some cases, more than one, contractor. Typically, these contracts will also specify the labor or skill categories that the U.S. government agency believes are necessary to perform the necessary contract work and may also specify the labor rates applicable for each contract labor and/or skill category. Federal law establishes a preference for multiple award IDIQ contracts. IDIQ contracts do not obligate the U.S. government to purchase goods or services above the minimum levels set forth in the contract. When task orders over $100,000 are issued under multiple award IDIQ Department of Defense contracts, each awardee is entitled to fair notice of the U.S. government’s requirement, a fair opportunity to submit a bid for the task order and fair consideration of any bid it submits. The agency desiring contract services will conduct a limited best value competition among the interested awardees, resulting in the issuance of a task order to a single contractor.

      A task order calls for a specific set of services to be delivered by the contractor to a particular customer agency. Based on our experience, the key factors in bidding successfully for these task orders are technical merit, cost, relevant past performance considerations and customer trust. Our experience has also been that after winning a task order and providing the requested services, we will often receive successive task orders from the same agency for follow-on services as long as our customer is satisfied with our work. From time to time, we are also party to Government-Wide Agency Contracts, which are IDIQ contracts that permit the aggregation of multiple agencies’ requirements in a single contract in order to encourage contractors to offer the best possible prices and to reduce the costs associated with multiple acquisitions.

     Types of Contracts

      We hold essentially three different types of U.S. government contracts, each of which involves a different payment methodology and degree of risk of the cost of performance. These types of contracts are typically referred to as cost reimbursable, or “cost-plus,” contracts, time-and-materials contracts and fixed-price contracts. Each of these contract types is described below.

      Cost-Plus Contracts. Cost-plus contracts provide for reimbursement of costs, to the extent that such costs are reasonable, allowable and allocable to the contract and for the payment of a “fee,” which essentially represents the profit margin negotiated between the contractor and the contracting agency. Cost-plus incentive fee and cost-plus award fee contracts provide for increases or decreases in the contract fee, within specified limits, based upon actual results as compared to contractual targets for factors such as cost, quality, schedule and performance. The fee is generally either fixed at the time of award (fixed fee) or is awarded based on performance at the sole discretion of the U.S. government (award fee). Contracts may require completion of defined tasks or performance of a specific number of hours of service. Our total cost incurred on our cost-plus contracts cannot exceed the funded cost ceiling set forth in the contract without the approval of the agency. If a contracted task has not been completed or the specific number of hours of service have not been performed at the time the authorized cost is expended, we may be required to complete the work and be reimbursed for the additional costs with no increase in fee or the fee may be reduced proportionately to the number of hours actually provided. Even though cost-plus contracts are generally thought to involve a relatively low degree of risk, we carefully manage our cost-plus contracts to ensure that they are performed within the estimated cost and that the required work is completed and/or the minimum hours are provided.

      Time-and-Materials Contracts. Under a time-and-materials contract, our compensation is based on a fixed hourly rate established for specified labor or skill categories. We are paid at the established hourly rates for the hours we expend performing the work specified in the contract. Labor costs, overhead, general and administrative costs and profit are included in the fixed hourly rate. Materials, subcontractors, travel and other direct costs are reimbursed at actual costs plus an amount for material handling. We make critical pricing assumptions and decisions when developing and proposing time-and-materials labor rates and risk loss of profitability if our actual costs exceed the costs incorporated into the fixed hourly labor rate. One variation of a standard time-and-materials contract is a time-and-materials, award fee contract. Under this type of contract, the profit or “fee” we earn is determined based on a combination of our internal cost control and the quality of our performance, which is determined at the sole discretion of the U.S. government.

      Fixed-Price Contracts. In a fixed-price contract, we must complete the work to receive the price, which is fixed and is not affected by the cost of performance. Thus, if the costs are greater than the price, we will suffer a loss; on the other hand, the lower our costs, the greater our profits. Since we agree to accept the cost risk for the contract, there is greater risk involved with performing the contract, but also the possibility of receiving higher profit margins than those recognized on cost-plus and time-and-materials contracts if work is performed or products are developed more efficiently than anticipated.

      The following table sets forth the percentage of our revenues derived from each type of contract for the three prior years.

	2002	2002
	(Pro Forma(1))	(as Reported)	2001	2000

Cost-Plus Contracts	47.3%	50.7%	54.6%	57.2%
Time-and-Materials Contracts	39.5	35.3	32.9	29.6
Fixed-Price Contracts	13.2	14.0	12.5	13.2

(1)	Pro Forma to include revenues of SIGNAL Corporation for the period prior to the date of our acquisition (from January 1, 2002 to September 23, 2002).

     Payment Processes

      Almost all of our payments ultimately come from U.S. government agencies. An account receivable from an agency enjoys the overall creditworthiness of the U.S. government. We normally invoice our customers on a monthly basis, but can invoice our customers bi-weekly under certain cost-plus and time-and-materials contracts. Fixed-price contracts are often “financed” by the agency in the form of periodic progress or milestone payments made to us. Under the Prompt Payment Act, certain payments from U.S. government agencies must be made within 30 days of final invoice approval, or interest must be paid. We receive most of our payments from agencies via electronic funds transfer, further reducing unreasonably long accounts receivable aging periods. Final payments on U.S. government contracts are made after U.S. government audit agencies complete their reviews of the contract.

     Laws and Regulations Affecting Our Business

      U.S. government contracts are subject to a number of federal statutes, the Federal Acquisition Regulation, or FAR, and agency supplements to the FAR. The FAR contains several regulations that affect us significantly.

      The Anti-Deficiency Act prohibits U.S. government employees from committing U.S. government funds, by contract or otherwise, in excess or in advance of appropriations, unless authorized by some specific statute. Thus, work on our contracts may be limited by the availability of funds. Since Congress usually appropriates funds on a fiscal year basis, many of our contracts are incrementally funded by the agency as Congress makes appropriations for future fiscal years. Additionally, the U.S. government uses FAR clauses, such as the

Limitation of Cost and Limitation of Funds clauses, prescribed by FAR Subpart 32.7, to limit its liability arising from its employees involving the U.S. government in expenditures or liabilities beyond those authorized by Congress. In many cases, contracts are awarded for only one year, with a number of (often four) successive option years. Agencies are not obligated to exercise these option years, but in our experience, most renewal options are exercised and the scope and terms are often expanded.

      Disappointed bidders and firms excluded from competition for U.S. government contracts and task orders can avail themselves of FAR and General Accounting Office bid protest remedies by submitting an objection to the contracting officer or General Accounting Office within specified time limits. The U.S. Court of Federal Claims also has bid protest jurisdiction. Contract performance can be suspended while a protest is pending and the contract can be terminated if found to have been improperly awarded.

      Larger contracts may also be subject to the Truth in Negotiations Act and Cost Accounting Standards. The Truth in Negotiations Act requires us to provide current, accurate and complete cost or pricing data in connection with the negotiation of a contract, modification or task order that is not subject to full and open competition. Cost Accounting Standards require consistency of accounting practices over time and compliance with specific cost accounting criteria. FAR Part 31, “Contract Cost Principles and Procedures,” sets forth the rules regarding the allowability and allocability of costs incurred in connection with U.S. government contracts.

      The FAR Changes Clause, prescribed by FAR Subpart 43.2, permits a contracting officer to make unilateral changes within the general scope of this contract at any time, by written order, in a number of contract areas. If any such change causes an increase or decrease in the estimated cost of, or the time required for, performance of any part of the work under a changed contract, or otherwise affects any other terms and conditions of the contract, the contracting officer must make an equitable adjustment in the estimated cost, delivery or completion schedule, or both, the amount of any fixed fee, and other affected terms, and modify the contract accordingly.

      The U.S. government makes efforts to avoid awarding contracts to companies that may have an organizational conflict of interest, or OCI. FAR Subpart 9.5 describes the situations that may result in an OCI and provides guidance to contracting officers in order to avoid and/or mitigate an actual or potential OCI. An OCI involves a situation that arises or might arise because the nature of the work to be performed by a contractor may, absent some restriction on future activities, result in an unfair competitive advantage to the contractor, impair the contractor’s objectivity in performing the contract work or make the contractor potentially unable to render impartial assistance or advice to the U.S. government. The contracting officer is responsible for resolving any significant potential OCIs before a contract award is made. We have a company-wide policy regarding acceptance of and compliance with contractual OCI provisions and a database in which OCI restrictions are logged.

      To the extent that we fail to comply with procurement requirements, the U.S. government may demand an adjustment in contract prices. Additionally, changes in cost accounting practices are subject to a required procedure for determining the cost impact of the change. The U.S. government is protected from paying increased costs resulting from a contractor’s accounting changes.

      Our books and records are subject to audit by the Defense Contract Audit Agency, or DCAA, and other audit agencies, to ensure that the costs and hourly rates for which we invoice the U.S. government under cost-plus and time-and-materials contracts are in compliance with the Cost Principles, Cost Accounting Standards and FAR invoicing regulations. These audits can result in adjustments to contract costs and fees as well as penalties and interest costs. The U.S. government retains a portion of the fee earned by us under cost-plus contracts until contract completion and audit by the DCAA. Audits of our business units by the DCAA have been completed for all fiscal years through 1998 without material adjustments. In the opinion of management, the audits for fiscal years 1999 and beyond will not result in adjustments that would have a material adverse effect on our financial position or results of operations; however, future material adjustments are possible. Additionally, our GSA MAS work is subject to audit by the GSA Inspector General to ensure that we are in compliance with the most favored customer, price reductions and other provisions in our GSA MAS contracts.

Competition

      Our key competitors include divisions of large defense contractors such as The Boeing Company, Computer Sciences Corporation, Jacobs Engineering Group, Inc., Lockheed Martin Corporation, Northrop Grumman Corporation, Raytheon Company and Science Applications International Corporation, as well as a number of smaller U.S. government contractors with specialized capabilities. Because of the diverse requirements of our U.S. government customers and the highly competitive nature of large procurements, corporations frequently form teams to pursue contract opportunities. The same companies listed as competitors will, at times, team with us or subcontract to us in the pursuit of new business.

      We believe that the major competitive factors that affect our ability to compete are technical competencies, knowledge of the customer and their specific needs, the results of past performance on similar engagements, our reputation, key management and technical personnel, number and level of security clearances and price. Although we believe that we compare favorably with our competitors based on these factors, we may not maintain our competitive position against current or potential competitors. Some of our competitors have longer operating histories, significantly greater research and development capabilities and financial, technological, marketing and human resources, greater name recognition and a larger customer base than we have.

Proprietary Rights

      Although we have patents, our operations are not substantially dependent on these patents. We also rely extensively on a combination of copyright law, trade secret law, confidentiality procedures and contractual provisions to protect our proprietary rights. Because the U.S. government cannot be enjoined from using patented inventions, our patents would not bar competitors from our government markets. In addition, when the U.S. government directly funds research and development by its contractors, it generally obtains licenses to use resulting patents, copyrights and data for government purposes, and sometimes for all purposes, including through other contractors. We believe that the technological and creative skills of our personnel, new software tool developments, frequent software tool and service enhancements, name recognition and professional services capabilities are essential to establishing and maintaining a technology leadership position. Our competitors may independently develop technologies that are similar to ours or may duplicate any technology developed by us, or our technology could infringe upon the patent rights of others.

      Despite our efforts to protect our proprietary rights, unauthorized parties may copy or use aspects of our technology or obtain and use inventions, works or information that we regard as proprietary. Policing unauthorized use of our technology is difficult. We have not sought patents in foreign countries to the same extent as in the United States. Litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. This type of litigation could result in substantial costs and diversion of resources and could have an adverse effect on our business. To date we have not been notified that technologies we have developed infringe the proprietary rights of any third parties, but third parties may, in the future, claim that our current or future technologies infringe upon their proprietary rights.

Employees

      We currently employ more than 7,100 employees, including computer scientists, software development engineers, systems analysts, scientists, engineers, technicians and mission specialists. Fifty-six of our employees are represented by a collective bargaining agreement, which expires on May 8, 2004. We have not experienced any work stoppages and believe that we have a good relationship with our employees.

Subcontractors

      The competitive and complex nature of our business often leads us to subcontract a portion of the scope of work under a contract. At times we must rely on our subcontractors to fill critical roles in the completion of our contract services. While approximately 18% of our sales for 2002 were attributable to work performed by subcontractors, we are not dependent upon any one subcontractor or group of subcontractors for providing any substantial degree of work for us. We also operate in an environment where a subcontractor on one engagement may be a competitor or a customer for other business opportunities. Maintaining effective relationships with our subcontractors is necessary to meet performance levels on our contracts and to maintain our competitive position.

Environmental, Health and Safety Matters

      Some of our operations, particularly those in connection with our test and evaluation facilities in Ashford and Buffalo, New York, are subject to environmental, health and safety regulations and similar standards contained in our contracts with the U.S. government. At these facilities, activities include aircraft testing and simulations, supersonic wind tunnel and hyper-sonic shock tunnel testing and chemical agent and military ordnance testing for the U.S. government. The nature of these activities is inherently dangerous. As a result, we risk incurring liability for personal injuries, death and contamination of the environment in the event of an accidental explosion or chemical release. All or some of these costs could be disallowed as charges (i) under U.S. government contracts, (ii) in excess of any applicable insurance limits or (iii) not covered by insurance. For example, we do not maintain insurance for environmental liabilities.

Risk Factors

      Certain statements in this annual report contain or are based on “forward-looking” information (that Veridian believes to be within the definition in the Private Securities Litigation Reform Act of 1995) and involve risks and uncertainties, many of which are outside of our control. Words such as “may,” “will,” “intends,” “should,” “expects,” “plan,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continue,” or “opportunity,” or the negative of these terms or words of similar import, are intended to identify forward-looking statements.

      These forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those anticipated, including, without limitation: adverse changes in U.S. government spending priorities; failure to retain existing U.S. government contracts or win new contracts; failure to obtain task orders under U.S. government contracts; failure to obtain funding under U.S. government contracts; risks of contract performance; risks of contract termination, either for default or for the convenience of the U.S. government; adverse results of U.S. government audits of our U.S. government contracts; and risks associated with complex U.S. government procurement laws and regulations. These and other risk factors are more fully discussed below, and from time to time in Veridian’s other filings with the Securities and Exchange Commission, including among others, its reports on Form 8-K and Form 10-Q.

      The forward-looking statements included in this annual report are only made as of the date of this annual report and we undertake no obligation to publicly update any of the forward-looking statements made herein, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Risks Related to Our Industry

We depend on contracts with the U.S. government for substantially all of our revenues and the loss or impairment of this relationship could adversely affect our business.

      Our revenues would decline substantially if the U.S. government, or a significant U.S. government department or agency, ceases to use, or uses less of, our services. For the year ended December 31, 2002, we derived approximately 95% of our revenues from contracts with U.S. government agencies. We expect that U.S. government contracts will continue to be the primary source of our revenues for the foreseeable future. Many of our U.S. government customers are under stringent budgetary constraints. The factors that could cause us to lose all or a substantial portion of these contracts and would materially harm our business, prospects, financial condition and results of operations include:

•	budget constraints affecting U.S. government spending generally, or specific departments or agencies (such as the intelligence agencies and the Department of Defense), and changes in fiscal policies or available funding;

•	changes in U.S. government programs or requirements;

•	curtailment of the U.S. government’s use of technology services providers;

•	the adoption of new laws or regulations pertaining to U.S. government procurement;

•	U.S. government appropriations delays or shutdowns;

•	suspension or prohibition from contracting with the U.S. government or any significant agency in the intelligence or defense community; and

•	impairment of our reputation or relationships with the U.S. government or any significant agency in the intelligence or defense community.

      These or other factors described separately below could cause U.S. government agencies to decrease the amount of business they do with us, to exercise their rights to terminate contracts or not to exercise options to renew contracts, any of which could have a material adverse effect on our business, prospects, financial condition and results of operations. In particular, the factors affecting our reputation or relationship with our customers could have a material adverse effect on our business, prospects, financial conditions and results of operations.

U.S. government spending priorities may change in a manner adverse to our business.

      Our business depends upon continued U.S. government expenditures on intelligence and defense programs. A significant decline in overall spending or the loss of or substantial decline in spending on a large program in which we participate could materially adversely affect our business. The U.S. intelligence and defense budgets generally, and spending in specific agencies with which we work, such as intelligence agencies and the Department of Defense, have declined from time to time for extended periods since the mid-1980s, resulting in program delays, program cancellations and a slowing of new program starts. Although spending on intelligence and defense-related programs by the U.S. government has recently increased, particularly since the terrorist attacks on September 11, 2001, future levels of expenditures and authorizations for those programs may decrease, remain constant or shift to programs in areas where we do not currently provide services. Moreover, even though our contract periods of performance for a program may exceed one year, Congress must usually approve funds for a given program each fiscal year and may significantly reduce funding of a program in a particular year. Significant reductions in these appropriations by Congress or the award level of new defense contracts may affect our ability to complete contracts, obtain new work and grow our business. A significant decline in intelligence or defense expenditures, or a shift of expenditures to programs in areas where we do not currently provide services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

      Congress does not always enact spending bills by the beginning of the new fiscal year. In the current fiscal year 2003, Congress did not pass eleven of the thirteen annual appropriations bills until the fifth month of the year. These delays tend to leave the affected agencies under-funded as long as the delays persist. Future delays and uncertainties in funding would impose additional business risks on us.

      The Department of Homeland Security, bringing together twenty-two U.S. government agencies, remains in its organizational and integration stages. The department’s spending priorities, and the pace of homeland security spending, remain particularly uncertain at this time. A significant delay or decline in homeland security expenditures, or a shift of expenditures to programs in areas where we do not currently provide services, could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our contracts with the U.S. government may be terminated or adversely modified prior to completion, which could adversely affect our business.

      U.S. government contracts generally contain provisions and are subject to laws and regulations that give the U.S. government rights and remedies not typically found in commercial contracts, including providing the U.S. government with the ability to unilaterally:

•	terminate our existing contracts;

•	reduce the value of our existing contracts;

•	modify some of the terms and conditions in our existing contracts;

•	suspend or permanently prohibit us from doing business with the U.S. government or with any specific U.S. government agency;

•	control and potentially prohibit the export of our products;

•	cancel existing multi-year contracts and related orders if the necessary funds for contract performance for any subsequent year are not appropriated by Congress;

•	decline to exercise an option to extend an existing multi-year contract; and

•	claim rights in technologies and systems invented, developed or produced by us.

      The U.S. government may terminate a contract with us either for its own convenience (for instance, due to a change in the customer agency’s perceived needs or its desire to consolidate work under another contractual vehicle) or if we default by failing to perform the contract. If the U.S. government terminates a contract with us for convenience, we generally may recover only our incurred or committed costs, settlement expenses and profit on the work completed, prior to termination. If the U.S. government terminates a contract with us for default, we are denied any recovery, and instead may be liable for excess costs incurred by the U.S. government in procuring undelivered items from an alternative source. We may in the future receive show-cause or cure notices under contracts that, if not addressed to the U.S. government’s satisfaction, could give the U.S. government the right to terminate those contracts for default or to cease procuring our services under those contracts in the future.

      In addition, our U.S. government contracts typically have terms of one or more base years and one or more option years. Many of the option periods cover more than half of the contract’s potential term. U.S. government agencies generally have the right not to exercise these option periods. A decision not to exercise option periods or to terminate our existing contracts would reduce the profitability of these contracts to us and could have a material adverse effect on our business, prospects, financial condition and results of operations.

Failure to retain existing contracts or win new contracts under the U.S. government’s competitive bidding process may adversely affect our revenues.

      We obtain most of our U.S. government contracts through a competitive bidding process, and substantially all of the business that we expect to seek in the foreseeable future likely will be subject to a competitive bidding process. Competitive bidding presents a number of risks, including:

•	the frequent need to compete against companies or teams of companies with more financial and marketing resources and more experience in bidding on and performing major contracts than we have;

•	the need to compete against companies or teams of companies that may be long-term, entrenched incumbents for a particular contract for which we are competing for and that have, as a result, greater domain expertise and better customer relations;

•	the need to compete on occasion to retain existing contracts that have in the past been awarded to us on a sole-source basis;

•	the frequent need to bid on programs in advance of the completion of their design, which may result in unforeseen technological difficulties, cost overruns or both;

•	the substantial cost and managerial time and effort, including design, development and marketing activities, necessary to prepare bids and proposals for contracts that may not be awarded to us;

•	the need to develop, introduce, and implement new and enhanced solutions to our customers’ needs;

•	the need to accurately estimate the resources and cost structure that will be required to service any fixed-price contract that we are awarded; and

•	the expense and delay that may arise if our competitors protest or challenge new contract awards made to us pursuant to competitive bidding or subsequent contract modifications, and the risk that any of these protests or challenges could result in the resubmission of bids on modified specifications, or in the termination, reduction or modification of the awarded contract.

      We may not be afforded the opportunity in the future to bid on contracts that are held by other companies and are scheduled to expire if the U.S. government determines to extend the existing contract. If we are unable to win particular contracts that are awarded through the competitive bidding process, we may not be able to operate in the market for services that are provided under those contracts for a number of years. If we are unable to consistently retain existing contracts or win new contract awards over any extended period, our business, prospects, financial condition and results of operations will be adversely affected.

U.S. government customers spend their procurement budgets through multiple award contracts and our failure to compete for post-award orders under these contracts could adversely affect our business.

      Budgetary pressures and reforms in the procurement process have caused many of our U.S. government customers to increasingly purchase goods and services through indefinite delivery, indefinite quantity, or IDIQ, contracts, General Services Administration, or GSA, schedule contracts and other similar multiple-award and/or government-wide acquisition contract vehicles. These contract vehicles guarantee only very small amounts of work and have resulted in increased competition and pricing pressure requiring that we make sustained post-award efforts to realize revenues under the relevant contract. With our recent acquisition of SIGNAL Corporation, we are more dependent on orders under IDIQ contracts, GSA schedule contracts and other similar multiple-award and/or government-wide acquisition contract vehicles. We may not continue to successfully sell our services or otherwise increase our revenues under these contract vehicles. Our failure to compete effectively in this procurement environment could have a material adverse effect on our business, prospects, financial condition and results of operations.

U.S. government audits of our U.S. government contracts may result in a material change in our earnings and may result in civil or criminal liability that could harm our reputation.

      As a U.S. government contractor, we are subject to audits and investigations of our U.S. government contracts by the Defense Contract Audit Agency, or DCAA, and other U.S. government agencies. Under applicable laws, investigations can be initiated by whistleblowers and supported by the U.S. government. Audit and investigative agencies review our performance on our contracts, pricing and billing practices, cost structure and compliance with applicable laws, regulations and standards. Like most large U.S. government contractors, our contracts are audited and reviewed on a continual basis. Although audits have been completed on our contracts through 1998, audits for certain contracts performed after 1998 remain ongoing and, for much of our work in recent years, audits have not yet commenced. In addition, non-audit reviews by the U.S. government may still be conducted on all of our U.S. government contracts.

      Based on the results of its audits, including audits of any of the companies we have acquired, the U.S. government may adjust our contract costs and fees, including allocated indirect costs. Costs that are disallowed will not be reimbursed, and such costs that have already been reimbursed must be refunded. Some of our acquired companies did not always implement internal controls as rigorous as our own, which may increase the likelihood that an audit of their performance of U.S. government contracts could cause a charge to our earnings or reduction in our cash position. Adjustments resulting from U.S. government audits and reviews could have a material adverse effect on our business, prospects, financial condition and results of operations.

      In addition, if an audit or investigation finds that some of our costs have been improperly charged to our U.S. government contracts, including most financing costs, mergers and acquisition costs, amortization of goodwill and other intangible assets, portions of our research and development and intellectual property costs and some marketing expenses, these costs will not be reimbursed and revenues we have already received may need to be refunded. On occasion in the past, we have been subject to U.S. government investigations. If a U.S. government audit or investigation results in allegations of improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of our existing contracts, forfeitures of previous payments, suspension of ongoing payments, fines and suspension or prohibition from doing business with the U.S. government. Our reputation could suffer serious harm if allegations of impropriety were made against us. Any U.S. government allegation or determination of impropriety or illegality could have a material adverse effect on our business, prospects, financial condition and results of operations.

We may be liable for civil or criminal penalties under a variety of complex procurement laws and regulations, and changes in governmental regulations could adversely affect our business and financial position.

      We must comply with and are affected by laws and regulations relating to the formation, administration and performance of U.S. government contracts. Among the most significant regulations are:

•	the Federal Acquisition Regulations and all department and agency supplements, which comprehensively regulate the formation, administration and performance of U.S. government contracts;

•	the Truth in Negotiations Act, and implementing regulations, which require certification and disclosure of all cost and pricing data in connection with contract negotiations;

•	most favored customer and related price reduction regulations governing GSA schedule contracts, which require contractors to provide their best pricing to U.S. government customers or to provide retroactive price reductions;

•	the Cost Principles and Cost Accounting Standards, which impose accounting rules that define allowable and unallowable costs and otherwise govern our right to reimbursement under certain cost-based U.S. government contracts; and

•	laws, regulations and executive orders restricting the use and dissemination of information classified for national security purposes and the exportation of certain products and technical data.

      These laws and regulations affect how we do business with our customers, and in some instances, impose added costs on our business. The U.S. government may reform its procurement practices or adopt new contracting rules and regulations, including cost accounting standards and practices regarding competitive bidding, that could be costly to satisfy or that could impair our ability to obtain new contracts. Any changes in applicable rules and regulations could adversely affect our business, prospects, financial condition and results of operations affected by the changed rules and regulations.

Our failure to obtain and maintain the necessary security clearances could result in the loss of U.S. government contracts and reduce our revenues.

      Many of our U.S. government contracts require our employees to maintain various levels of security clearances, and we are required to maintain certain facility security clearances complying with the Department of Defense and other agency requirements. Obtaining and maintaining security clearances for employees involves a lengthy process, and it is difficult to identify, recruit and retain employees who already hold security clearances. If our employees are unable to obtain or retain security clearances or if our employees who hold security clearances terminate employment with us, the customer whose work requires cleared employees could terminate our contract or decide not to renew it upon its expiration. In addition, we expect that many of the contracts on which we will bid will require us to demonstrate our ability to obtain facility security clearances and perform work with employees who hold specified types of security clearances. To the extent we are unable to obtain facility security clearances or engage employees with the required security clearances for a particular contract, we may not be able to bid on or win new contracts, or effectively re-bid on expiring contracts, which could have a material adverse effect on our business, prospects, financial condition and results of operations.

Security breaches in classified U.S. government systems could result in the loss of customers and damage our reputation.

      We must continue to maintain the trust of our customers in managing and protecting information involved in intelligence, defense, national security and other classified U.S. government functions. A security breach in any of our programs could cause serious harm to our business, damage our reputation and prevent us from being eligible for future work on critical classified programs for U.S. government customers. Losses that we could incur from any security breach could exceed the policy limits of our general liability insurance which would have an adverse effect on our business, prospects, financial condition and results of operations.

Risks Relating to Our Business

Service and technology failures in the systems we provide to our customers could expose us to liability and have an adverse effect on our revenues.

      Our services are often critical to the systems, operations and security of our customers, including the U.S. government. We have experienced in the past, and may in the future experience, some systems and service failures, schedule or delivery delays and other problems in connection with our work. For instance, on occasion, we have experienced difficulties and delays in software development for some of our contracts. If our information solutions, services, products or other applications have significant defects or errors, are subject to delivery delays or fail to meet our customers’ expectations, we may:

•	lose revenues due to adverse customer reaction;

•	be required to provide additional costly remediation services to a customer at no charge, or have contracts terminated for default;

•	receive negative publicity, which could damage our reputation and adversely affect our ability to attract or retain customers; and

•	suffer claims for substantial damages against us, regardless of our responsibility for the failure.

      While many of our contracts with the U.S. government limit our liability for damages that may arise from negligent acts, errors, mistakes or omissions in rendering services to our customers, these contractual provisions may not protect us from liability for damages if we are sued. Furthermore, our general liability insurance coverage may not continue to be available on reasonable terms or in sufficient amounts to cover one or more large claims, or the insurer may disclaim coverage as to any future claim. The successful assertion of any large claim against us could seriously harm our business, prospects, financial condition and results of operations. Even if not successful, large claims against us could result in significant legal and other costs and may be a distraction to our senior management.

Our success depends on key members of our senior management, the loss of whom could disrupt our customer relationships and our business operations.

      We believe our continued success depends in large part on the sustained contributions of our chief executive officer, president and director, David H. Langstaff, and our senior management team. We rely on our executive officers and senior management to identify and pursue new business opportunities and identify key growth opportunities. In addition, the relationships and reputation that members of our management team have established and maintained with agencies in the intelligence and defense communities contribute to our ability to maintain positive customer relations and to identify new business opportunities. The loss of services of Mr. Langstaff or one or more senior management members could significantly impair our ability to identify and secure new contracts and otherwise disrupt our operations. We have entered into employment agreements with some of our executive officers that contain non-compete and confidentiality covenants. Despite these agreements, we may not be able to retain these officers and may not be able to enforce the non-compete and confidentiality covenants in their employment agreements. We do not maintain key person life insurance on any of our senior management members.

We depend on technical personnel and may be unable to retain those personnel or recruit additional qualified technical personnel to support our growth strategy.

      Our business is labor intensive and we believe that our continued success and our ability to grow our business depends in large part on our ability to recruit and retain the technical personnel necessary to serve our customers effectively. Competition for skilled personnel is intense and is likely to remain so for the foreseeable future.

      Technology service companies often experience high attrition among their skilled employees. Excessive attrition among our technical personnel could interfere with our ability to perform our contractual obligations, reduce our ability to efficiently satisfy our customers’ needs and constrain our future growth. In addition, we must often comply with provisions in U.S. government contracts that require employment of persons with specified levels of education, work experience and security clearances. We will be required to increase our number of employees in order to implement our growth strategy and our failure to recruit and retain qualified personnel could adversely affect our business. The loss of a significant number of our existing key technical personnel or the inability to attract and retain key technical personnel in the future could have a material adverse effect on our business, prospects, financial condition and results of operations.

Amounts authorized under our existing U.S. government contracts and included in our backlog may not result in actual revenues or translate into profits.

      The contract values specified under our U.S. government contracts are not necessarily indicative of the revenues that we will actually realize under those contracts. Our backlog may not result in actual revenues in any particular period or at all. In addition, any contracts included in our backlog that generate revenues may not be profitable. Our backlog consists of “funded” backlog, which is based upon amounts actually appropriated by a customer for payment of goods and services, and “unfunded” backlog, which is based upon management’s estimate of the future potential of our existing contracts to generate revenues for us. These estimates are based on our experience under existing contracts and similar contracts, and we believe the estimates to be reasonable. However, our backlog may not ultimately be recognized as revenues. If any amount of our backlog is not recognized as revenues or Congress fails to fully fund any of our existing contracts, our business, prospects, financial condition and results of operations would be adversely effected.

Our quarterly results of operations may vary widely.

      Our quarterly revenues and results of operations may fluctuate significantly in the future. A number of factors cause our revenues, cash flow and results of operations to vary from quarter to quarter, including:

•	fluctuations in revenues earned on fixed-price and cost-plus contracts;

•	commencement, completion or termination of contracts during any particular quarter;

•	variable purchasing patterns under U.S. government GSA schedule contracts, blanket purchase agreements and IDIQ contracts;

•	changes in presidential administrations and senior U.S. government officials that affect U.S. government procurement;

•	changes in policy, budgetary or fiscal appropriations measures that adversely affect U.S. government contracts in general; and

•	acquisitions of other technology service providers.

      Changes in the volume of services provided under existing contracts and the number of contracts commenced, completed or terminated during any quarter may cause significant variations in our cash flow from operations because a relatively large amount of our expenses are fixed. We may incur significant or unanticipated expenses when contracts expire or are terminated or are not renewed. In addition, payments due to us from U.S. government agencies may be delayed due to billing cycles or as a result of the failure to obtain Congressional and administrative approval of governmental budgets in a timely manner.

We may lose money on our contracts if we miscalculate the resources necessary to complete them.

      Our products and services are sold through fixed-price, time-and-materials and cost-plus contracts.

      In a fixed-price contract, we must fully absorb cost overruns. Unlike time-and-materials and cost-plus contracts, for which we are reimbursed based on our actual expenditures of resources, fixed-price contracts require us to price our contracts by predicting our expenditures in advance. If we miscalculate the resources necessary to complete fixed-price contracts, our results of operations could be seriously harmed because we will not be compensated for the additional costs. The risk that we may miscalculate the resources we need is greater for us than companies in other businesses because we work with complex technologies in compressed time periods.

      In a time-and-materials contract, we provide services at fixed hourly labor rates. If we miscalculate the costs of salaries, employee benefits and other indirect expenses, we must absorb the excess costs. If we significantly miscalculate these costs, our results of operations could be seriously harmed.

      In a cost-plus contract, we are allowed to recover our approved costs plus a fee. The total price on a cost-plus contract is based primarily on allowable costs incurred, but generally is subject to a maximum contract funding limit. U.S. government regulations require us to notify our customers of any cost overruns or underruns on a cost-plus contract. If we incur unallowable costs or costs in excess of the funding limitation specified in the contract, we may not be able to recover these cost overruns and our results of operations could be seriously harmed.

Unforeseen events may adversely affect our estimates of contract costs, revenues and profits.

      Our fixed-price and cost-plus contracts are accounted for using the percentage-of-completion method whereby revenues are recognized as work progresses towards completion. Unforeseen events may alter the estimates of final costs, revenues and profit associated with a particular contract. Anticipated losses on contracts are charged to earnings as soon as these losses can be estimated. Changes in estimated profits on contracts are recorded during the period in which the change in estimate occurs. Revenue recognition and profitability may be adversely effected to the extent cost estimates or incentive or award fee estimates are revised, costs are overrun, delivery or completion schedules are delayed or progress under a contract is otherwise impeded.

Accounting system upgrades and conversions may delay billing and collections of our accounts receivable.

      From time to time, we have made, and may be required to make in the future, changes to our accounting system to upgrade to new technologies and as a result of our efforts to integrate acquired businesses. In the past, these accounting system conversions have caused delays in billing and collection of accounts receivable under our contracts, thus increasing the level of our debt. Future accounting system changes may cause similar negative cash flow and increases in debt.

We may be unable to successfully identify, execute or effectively integrate future acquisitions, which may harm our results of operations.

      One of our key operating strategies is to selectively pursue acquisitions. While we do not currently have any commitments, agreements or understandings to acquire any specific businesses or other material operations, we have made a number of acquisitions in the past and will continually evaluate other acquisitions for the future. Although we regularly engage in discussions with and submit proposals to acquisition candidates, and are actively evaluating several potential acquisitions, one or more of which could be material to us, suitable acquisitions may not be available in the future on terms reasonable to us. If we do identify an appropriate acquisition candidate, we may be unable to successfully negotiate the terms of an acquisition, finance the acquisition or, if the acquisition occurs, effectively integrate the acquired business into our existing business. Negotiations of potential acquisitions and the integration of acquired business operations may require a disproportionate amount of management’s attention and our resources. Even if we complete additional acquisitions, continued acquisition financing may not be available or available on reasonable terms, any new businesses may not generate revenues comparable to our existing businesses, the anticipated cost efficiencies or synergies may not be realized and these businesses may not be integrated successfully or operated profitably. For example, we may encounter difficulties in the ongoing integration of SIGNAL Corporation. In addition, we may be required to enter into novation agreements with the U.S. government in order to succeed to the acquired business’ U.S. government contracts. Novation can be a lengthy process that often occurs after the consummation of an acquisition. Accordingly, our failure to obtain any required novation, on reasonable terms, could have a material adverse effect on the value to us of an acquired business.

      We conduct due diligence in connection with each of our acquisitions. In connection with any acquisition made by us, there may be liabilities that we fail to discover or that we inadequately assess in our due diligence efforts. In particular, to the extent that prior owners of any acquired businesses or properties failed to comply with or otherwise violated applicable laws or regulations, including health, safety and environmental laws, or failed to fulfill their contractual obligations to the U.S. government or other customers, we, as the successor owner, may be financially responsible for these violations and failures, may suffer reputational harm or otherwise be adversely affected. The discovery of any material liabilities associated with our acquisitions could harm our results of operations. For example, we may still discover material liabilities not yet known to us, associated with our acquisition of SIGNAL Corporation.

      In addition, acquisitions of businesses may require additional debt or equity financing, resulting in additional leverage or dilution of ownership. Our credit facility contains covenants restricting, among other things, acquisitions and capital expenditures and limits the incurrence of additional indebtedness. These covenants may further limit our ability to complete additional acquisitions.

Our level of indebtedness may adversely affect our financial and operating activity.

      As of December 31, 2002, we had approximately $292.6 million of gross indebtedness outstanding under our credit facility and other long-term debt obligations. In the future we may incur additional indebtedness, subject to the limitations imposed on us by our credit facility.

      Our level of indebtedness has important consequences to you and your investment in our common stock. For example, our level of indebtedness may:

•	require us to use a substantial portion of our operational cash flow to pay interest and principal on our debt, which would reduce the availability of that cash flow for other purposes such as capital expenditures, research and development and other investments;

•	limit our ability to obtain additional financing for acquisitions, investments, working capital and other expenditures, which may limit our ability to carry out our business strategy;

•	result in higher interest expenses if interest rates increase on our floating rate borrowings;

•	heighten our vulnerability to downturns in our business or in the general economy and restrict us from making acquisitions, introducing new technology and products or exploiting business opportunities; or

•	subject us to covenants that limit our ability to borrow additional funds, dispose of assets or pay cash dividends or that require us to maintain or meet specified financial ratios or tests, with any failure by us to comply with those covenants potentially resulting in an event of default on that debt and a foreclosure on the assets securing that debt including all of the equity interests of our subsidiaries that are held directly or indirectly by us, which would have a material adverse effect on our business, prospects, financial condition and results of operations.

The covenants in our credit facility restrict our financial and operational flexibility and our failure to comply with them could have a material adverse effect on our business, financial condition and results of operations.

      Our credit facility imposes significant financial and operational restrictions on us and our subsidiaries and requires us to satisfy certain financial tests. These restrictions include, among other things, limitations on our ability to incur debt outside of the amounts committed under the credit facility, incur or create any lien with respect to our assets and properties, make particular types of investments, make other restricted payments, merge, consolidate, liquidate, wind-up or dissolve, make acquisitions, pay dividends or distributions on our common stock and sell or otherwise dispose of assets. Our credit facility requires us to comply with financial covenants relating to a maximum total leverage ratio, maximum capital expenditures, minimum adjusted EBITDA, a minimum fixed charge coverage ratio and a minimum asset coverage ratio. Our ability to satisfy these financial covenants can be affected by events beyond our control, and we may not be able to satisfy those ratios. Default under our credit facility could allow the lenders to declare all amounts outstanding to be immediately due and payable. We pledged substantially all of our assets to secure the debt under our credit facility. Our domestic subsidiaries guaranteed our obligations under the credit facility and pledged substantially all of their assets to secure those obligations. If the lenders declare amounts outstanding under the credit facility to be due, the lenders could proceed against those assets. Any event of default, therefore, could have a material adverse effect on our business, financial condition and results of operations if the creditors determine to exercise their rights.

      We may also incur future debt obligations that might subject us to restrictive covenants that could affect our financial and operational flexibility or subject us to other events of default. Any restrictive covenants in any future debt obligations we incur could limit our ability to fund our businesses with equity investments or intercompany advances, which would impede our ability to operate and expand our business.

      From time to time, we may require consents or waivers from our lenders to permit actions that are prohibited by our credit facility. If in the future our lenders refuse to provide waivers of our credit facility’s restrictive covenants and/or financial covenants, then we may be in default under our credit facility, and we may be prohibited from undertaking actions that are necessary to maintain and expand our business.

Our failure to remain competitive with our numerous competitors, many of which have substantially greater resources, could harm our ability to retain existing customers and obtain future business.

      We operate in highly competitive markets and generally encounter intense competition to win U.S. government contracts. Although we have developed a strong position in U.S. government information systems markets, numerous competitors are attracted by the size and growth potential within this industry. We compete directly with a number of companies for contracts with intelligence and defense agencies. In addition, although the downsizing of the intelligence and defense industry in the early 1990s has resulted in a reduction in the number of competitors, the consolidation has also strengthened the capabilities of some of the remaining competitors and continued consolidation in the industry may further strengthen our competitors.

      Overall, we compete with numerous companies, ranging from small specialized firms to large diversified firms, many of which have substantially greater financial, technical, marketing, manufacturing and distribution resources than we do and could potentially provide a more complete range of solutions to U.S. government customers. Our competitors may be able to provide customers with different or greater capabilities or benefits than we can provide in areas such as technical qualifications, past contract performance, geographic presence, price and the availability of key professional personnel. In some cases of contract re-competitions where we have not been the incumbent contractor, we compete against one or more incumbent contractors, who may have superior domain expertise and the advantage of knowing the customer’s requirements through their own past performance experience. More broadly, our ability to successfully compete for almost all contracts depends on:

•	the effectiveness of the research and development that we conduct;

•	our ability to develop, introduce, and implement new and enhanced solutions to our customers’ needs;

•	our ability to offer better program performance than our competitors at a lower cost;

•	our ability to retain and attract highly skilled and experienced technical and program management personnel; and

•	the readiness of our facilities, equipment and personnel to undertake the programs for which we compete.

      If we are unable to successfully compete against our competitors, our business, prospects, financial condition and results of operations may be adversely affected. Moreover, the U.S. government may open to competition programs for which we are currently the sole suppliers. In addition, our competitors also have established or may establish relationships among themselves or with third parties to increase their ability to address customer needs. Accordingly, it is possible that new competitors or alliances among competitors may emerge. The proliferation of new competitors or alliances among existing competitors for contracts with the U.S. government could adversely affect our ability to retain our existing customers and obtain new customers.

Our inability to maintain strong relationships with other contractors could result in a decline in our revenues.

      A part of our growth strategy involves competing for bids in particular programs with other contractors who we subcontract to or joint venture with in other programs, and the loss or impairment of our relationship with those contractors could adversely affect our business. For the year ended December 31, 2002, we derived 21% of our revenues from other contractors in connection with programs in which we acted as a subcontractor to them. We expect to continue to depend on relationships with other contractors for a portion of our revenues in the foreseeable future. Our business, prospects, financial condition and results of operations could be adversely affected if other contractors eliminate or reduce their subcontracts or joint venture relationships with us, either because they choose to establish relationships with our competitors or because they offer services that compete with our business, or if the U.S. government terminates or reduces these other contractors’ programs or does not award them new contracts.

Failure to perform by one of our subcontractors could materially and adversely affect our prime contract performance and our ability to obtain future business.

      Our performance of U.S. government contracts frequently involves the issuance of subcontracts to other companies, upon which we rely to perform all or a portion of the work we are obligated to deliver to our customers. A failure by one or more of our subcontractors to satisfactorily deliver on a timely basis the agreed-upon supplies or perform the agreed-upon services may materially and adversely affect our ability to perform our obligations as a prime contractor. Any subcontractor performance deficiencies could result in the U.S. government terminating our contract for default, which, in turn, could expose us to liability for excess costs of reprocurement by the U.S. government and have a material adverse effect on our ability to compete for future contracts and task orders.

Failure to obtain future U.S. government research funds and to keep pace with technological advances may adversely affect our business.

      Our businesses and contracts require us to keep pace with rapid advancements in technology. To succeed in the future we will need to design, develop, test, market and support new products and enhancements on a timely and cost-effective basis. Historically, our technology has been developed through research and development incurred in connection with U.S. government contracts, a substantial portion of which was effectively funded by our customers, as well as through acquisitions and from internally funded research and development. We may not be able to maintain the same level of funding for research and development incurred in connection with U.S. government contracts in the future. In addition, when we work on these contracts, we seek to protect our proprietary technologies by taking steps to maintain ownership of intellectual property and data rights for our “core” technologies, source codes and other developments to the extent permitted by applicable rules and regulations. The U.S. government may constrain the use of intellectual property and data developed through our U.S. government contracts. Failure to sustain the level of research and development necessary to stay current on recent technological developments or constraint of the use of intellectual property and data rights under U.S. government contracts could adversely affect our business, prospects, financial condition and results of operations.

Third parties may claim we are infringing on their intellectual property, and we could face significant infringement claims or licensing expenses which could harm our reputation and business.

      We have received, and may in the future receive, communications from third parties claiming that one or more of our products infringe upon the intellectual property rights of that third party. If an employee or a third party were to make a valid claim, we would likely need to obtain a license from the third party on commercial terms, which would likely increase our costs. If licenses are not available at a reasonable price, we could be precluded from using technology necessary for our operations or to remain competitive. Litigation, which could result in substantial cost to us and a diversion of our resources, could be necessary to enforce patents or other of our intellectual property rights or to defend us against claimed infringement of the intellectual property rights of others.

      Infringement cases could be brought against us from time to time. It is not possible to predict the outcomes of any of these lawsuits. The failure to obtain necessary licenses or an adverse outcome in any pending or future litigation relating to patent infringement or other intellectual property matters could have a material adverse effect on our business, prospects, financial condition and results of operations.

Our failure to adequately protect our confidential information and proprietary rights may harm our competitive position.

      Our intellectual property is very important in the operation of our business. Although we intend to protect our intellectual property rights vigorously, we may not be successful in doing so. Our employees develop some of the software and other forms of intellectual property that we use to provide information-based solutions to our customers and they may assert intellectual property rights against us. In many instances where the U.S. government has provided funding for our development of intellectual property, the U.S. government retains a royalty-free right to use the intellectual property in any manner it deems appropriate, including providing it to our competitors in connection with their performance of other U.S. government contracts.

      In addition to patents and licenses, we also rely upon a combination of trade secrets, proprietary know-how and continuing technological innovation to remain competitive. We have taken measures to protect our trade secrets and know-how, including the use of confidentiality and non-solicitation agreements with our customers, potential customers, employees, consultants and advisors. It is possible that these agreements may be breached and that any remedies for a breach will not be adequate to compensate us for the damages incurred. We generally control and limit access to, and the distribution of, our technical documentation and other proprietary information. However, those efforts may be ineffective, or other parties may independently develop our know-how or otherwise obtain access to our technology. If third parties infringe, misappropriate or independently develop our trade secrets, proprietary know-how or technological innovation, our competitive position could be materially harmed.

Environmental, health and safety laws and regulations may subject us to significant liabilities. Specifically, we have been named as a potentially responsible party with respect to several Superfund sites.

      Some of our operations are subject to U.S. federal, state and local environmental, health and safety laws and regulations, as well as requirements contained in our contracts with the U.S. government, relating to worker health and safety and the discharge, handling, disposal and remediation of hazardous materials. One of our facilities is involved in the testing of chemical agents and military ordnances for the U.S. government. These activities involve potential hazards, such as explosions and releases of toxic chemicals, that could expose us to liabilities for injuries to third parties or damages to the environment. In the past, we have been named as a potentially responsible party with respect to several Superfund sites in connection with waste transported from one or more of our facilities to those sites, and we may be named as a potentially responsible party in the future. Because Superfund liability can be imposed retroactively without regard to fault, we may be required to share in the cleanup costs of several Superfund sites. These costs could be material to our business. We currently do not maintain insurance for environmental liabilities.

Terrorist attacks and any future military actions could have an adverse effect on our business.

      The impact of terrorist attacks, or future events arising as a result of actual or threatened terrorist attacks, including without limitation, military actions in the United States or Iraq or elsewhere abroad, future terrorist activities or threats of such activities, biological, chemical or nuclear weapons attacks, political unrest and instability throughout the world, and riots and protests, have on our intelligence and defense customers, the U.S. economy, the global economy and the global financial markets, and our facilities, business operations and employees cannot presently be determined with any predictability. In addition, terrorist attacks, or future emergencies or other events arising as a result of terrorist attacks or military actions in the United States or abroad, could result in a shift in national security spending priorities away from some of our customers and programs towards more immediate priorities. The current uncertain social, political and economic environment could adversely affect our business in numerous ways and we may be unable to foresee events that could have an adverse effect on our business.

The carrying value of our assets could be subject to impairment write-downs.

      In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards 142, Goodwill and Other Intangible Assets, which establishes a new standard of accounting for goodwill acquired in business combinations, effective January 1, 2002. SFAS 142 continues to require recognition of goodwill as an asset, but does not permit amortization of this goodwill as was previously required. SFAS 142 has likely made our acquisition-related charges less predictable than before the effectiveness of SFAS 142 in any given reporting period. Pursuant to the new statement, goodwill is separately tested at least once per year for impairment using a fair-value based approach when an event occurs indicating the potential for impairment. If the carrying value of our goodwill exceeds the fair value, we are required to report goodwill impairment charges as an operating expense in the income statement. The change from an amortization approach to an impairment approach applies to previously recorded goodwill, as well as goodwill arising from acquisitions completed after the application of the new standard.

      Effective January 1, 2002, our goodwill amortization charges ceased. We completed the required impairment tests of goodwill during 2002, and determined that an adjustment to the carrying value of our goodwill was not required. However, it is possible that in the future we may incur impairment charges related to the goodwill already recorded or arising out of future acquisitions. This policy may subject our future earnings to significant volatility, particularly on a period-to-period basis. Accordingly, the impairment of our goodwill or other intangible assets could adversely affect our results of operations.

We may need to raise additional capital on terms unfavorable to our stockholders.

      Based on our current level of operations, we believe that our cash flow from operations, together with amounts we are able to borrow under our credit facility, will be adequate to meet our anticipated operating, capital expenditure and debt service requirements for the foreseeable future. We do not have complete control over our future performance because it is subject to economic, political, financial, competitive, regulatory and other factors affecting the U.S. government contracting industry. It is possible that our business may not generate sufficient cash flow from operations, and we may not otherwise have the capital resources, to allow us to make necessary capital expenditures. If this occurs, we may have to sell assets, restructure our debt or obtain additional equity capital, which could be on terms dilutive to our stockholders. We may not be able to take any of the foregoing actions and we may not be able to do so on terms favorable to us or you.

We are a holding company and our only source of cash to pay the amounts outstanding under our credit facility is distributions from our subsidiaries.

      We are a holding company with no business operations of our own. Our only significant asset is and will be the capital stock of our subsidiaries. We conduct all of our business operations through our subsidiaries.

Accordingly, our only source of cash to make payments on our credit facility is distributions with respect to ownership interests in our subsidiaries from the net earnings and cash flows generated by our subsidiaries.

Anti-takeover provisions in our second amended and restated certificate of incorporation, our amended and restated bylaws and Delaware law could prohibit a change of control that our stockholders may favor and which could negatively affect our stock price.

      Provisions in our second amended and restated certificate of incorporation, our amended and restated bylaws and applicable provisions of the Delaware General Corporation Law may make it more difficult and expensive for a third party to acquire control of us even if a change of control would be beneficial to the interests of our stockholders. These provisions could discourage potential takeover attempts and could adversely affect the market price of our common stock. Our second amended and restated certificate of incorporation and amended and restated bylaws:

•	authorize the issuance of blank check preferred stock that could be issued by our board of directors to thwart a takeover attempt;

•	classify the board of directors into staggered, three-year terms, which may lengthen the time required to gain control of our board of directors;

•	prohibit cumulative voting in the election of directors, which would otherwise allow holders of less than a majority of stock to elect some directors;

•	require super-majority voting to effect amendments to provisions of our amended and restated bylaws concerning the number of directors;

•	limit who may call special meetings;

•	prohibit stockholder action by written consent, requiring all actions to be taken at a meeting of the stockholders;

•	establish advance notice requirements for nominating candidates for election to the board of directors or for proposing matters that can be acted upon by stockholders at stockholders’ meetings; and

•	require that vacancies on the board of directors, including newly-created directorships, be filled only by a majority vote of directors then in office.

      In addition, Section 203 of the Delaware General Corporation Law may discourage, delay or prevent a change in control by prohibiting us from engaging in a business combination with an interested stockholder for a period of three years after the person becomes an interested stockholder.

Executive Officers

      The following table sets forth information concerning our executive officers, including their respective ages and positions held with Veridian. There are no family relationships between any of our executive officers or directors. Our executive officers serve at the discretion of our board of directors.

Name	Age	Position Held

Dr. Joseph P. Allen, IV	65	Chairman of the Board of Directors
David H. Langstaff	48	President, Chief Executive Officer and Director
James P. Allen	54	Senior Vice President and Chief Financial Officer
Dr. Michael G. Hansen	56	Senior Vice President, Organizational Capability
Jerald S. Howe, Jr.	47	Senior Vice President, General Counsel and Secretary
Ronald C. Jones	44	Senior Vice President, Corporate and Business Development
Dr. Robert M. Farrell	55	Senior Vice President
Scott M. Goss	37	Senior Vice President
Keith E. Jackson	43	Senior Vice President
Robert A. Pattishall	57	Senior Vice President
S. Mark Monticelli	42	Vice President and Controller

      Dr. Joseph P. Allen, IV. Dr. Joseph P. Allen, IV has served as a director and the chairman of the board since 1997. From 1995 until 1997, Dr. Allen served as chairman of the board of Calspan SRL Corporation, or CSRL (a predecessor to Veridian). From 1994 until 1995, Dr. Allen was president and chief executive officer of CSRL. From 1967 until 1985, Dr. Allen served with NASA as an astronaut, flying once aboard Columbia for the first shuttle mission to deliver cargo to space and once aboard Discovery for the first space salvaging mission in history. Dr. Allen also served as a mission controller for three Apollo and Space Shuttle flights. Dr. Allen also served as the Assistant Administrator of NASA (Legislative Affairs) and as the Director of Astronaut Training. Dr. Allen is the chairman of the board of the Challenger Learning Centers.

      David H. Langstaff. Mr. Langstaff has served as our chief executive officer and director since 1997. He was appointed president in July 1999. From 1997 until September 2002, Mr. Langstaff served as vice chairman of Veridian. From 1995 until 1997, Mr. Langstaff served as chief executive officer, president and director of CSRL. From 1993 until 1995, Mr. Langstaff was a director, executive vice president and chief financial officer of CSRL. From 1984 to 1993, Mr. Langstaff served as a director, senior and executive vice president, chief operating officer and chief financial officer of predecessor companies of Veridian and CSRL.

      James P. Allen. Mr. Allen has served as our senior vice president and chief financial officer since May 2000. From January 1999 to April 2000, Mr. Allen served as senior vice president and chief financial officer of GRC International. Mr. Allen served as executive vice president and chief financial officer for CACI International from March 1996 to December 1998.

      Dr. Michael G. Hansen. Dr. Hansen has served as our senior vice president for organizational capability since December 1998. From 1992 until joining us, Dr. Hansen was director of the MITRE Institute and the MITRE Corporation, where he was responsible for corporate education, training, organizational development, performance and learning policy initiatives and programs.

      Jerald S. Howe, Jr. Mr. Howe has served as our senior vice president, general counsel and secretary since February 2000. As a partner in the law firm of Steptoe & Johnson L.L.P. from 1991 through January 2000, Mr. Howe served as outside counsel to Veridian and its predecessors, as well as a number of other defense, aerospace and information technology companies.

      Ronald C. Jones. Mr. Jones has served as our senior vice president for corporate and business development since 1997. From December 1994 until August 1997, Mr. Jones served as vice president of marketing and business development for CSRL.

      Dr. Robert M. Farrell. Dr. Farrell has served as our senior vice president and as the president of Veridian Information Solutions, Inc., one of our operating subsidiaries, since January 2000. From 1993 until 2000, Dr. Farrell served as president of MRJ’s Information Systems Group, which focused on building information technology-based systems for the Department of Defense and the intelligence community. From 1986 until 1993, Dr. Farrell served in other capacities with MRJ.

      Scott M. Goss. Mr. Goss has served as our senior vice president and as president of Veridian IT Services, Inc., formerly known as SIGNAL Corporation, one of our operating subsidiaries, since September 2002. From August 1998 until September 2002, Mr. Goss served as senior vice president, chief financial officer and chief information officer for SIGNAL. From September 1996 until August 1998, Mr. Goss served as vice president — finance and accounting for SIGNAL.

      Keith E. Jackson. Mr. Jackson has served as our senior vice president and as the president of Veridian Engineering, Inc., one of our operating subsidiaries, since January 1999. From September 1997 until January 1999, Mr. Jackson served as marketing director for Veridian Engineering. From 1994 until September 1997, Mr. Jackson served as a manager of development with Veda International, Inc., a predecessor company of Veridian.

      Robert A. Pattishall. Mr. Pattishall has served as our senior vice president and as the president for Veridian Systems, Inc., one of our operating subsidiaries, since January 2001. From May 2000 until December 2000, Mr. Pattishall led that subsidiary’s Advanced Engineering and Analysis Sector. Prior to joining us, Mr. Pattishall’s last position was with the CIA in the Office of Development and Engineering. Mr. Pattishall was assigned by the CIA to the National Reconnaissance Office where his last position was Director of the Advanced Systems and Technology Directorate, which was created to provide a strong central focus for all advanced technology within the National Reconnaissance Office.

      S. Mark Monticelli. Mr. Monticelli has served as our vice president and controller since September 2000. From 1991 until 2000, Mr. Monticelli was a senior manager with KPMG LLP where he provided financial accounting, auditing and merger and acquisitions assistance to Veridian and other defense, aerospace and technology companies.

Item 2.     Properties

      Our corporate headquarters are located in leased facilities in Arlington, Virginia. We lease a total of approximately 1.45 million square feet of office and laboratory space in 79 facilities nationwide. We also own approximately 673 acres of land and approximately 400,000 square feet of office space and testing facilities in Buffalo and Ashford, New York.

      The following chart provides summary information on our owned facilities and facilities that have an annual rent commitment of at least $500,000.

			Lease
Facility	Location	Square Feet	Expiration

Corporate Headquarters	Arlington, VA	33,680	05/31/10
Veridian(4)	Alexandria, VA	22,837	09/30/06
Veridian Engineering	Buffalo, NY	390,027	Owned
Veridian Engineering	Ashford, NY	13,232	Owned
Veridian Engineering	Dayton, OH	37,193	12/31/07
Veridian Engineering	Lexington Park, MD	98,860	12/14/12
Veridian Engineering	Lexington Park, MD	44,830	06/30/13
Veridian IT Services(1)	Fairfax, VA	66,798	07/31/07
Veridian Information Solutions(2)	Falls Church, VA	27,543	08/31/03
Veridian Information Solutions(3)	Fairfax, VA	109,232	10/31/04
Veridian Information Solutions	Oakton, VA	70,322	02/28/05
Veridian Systems	Chantilly, VA	84,652	02/28/11
Veridian Systems	Ann Arbor, MI	136,341	09/06/04
Veridian Systems	Herndon, VA	19,876	06/30/04
Veridian Systems	Herndon, VA	28,000	06/30/10
Veridian Systems	Arlington, VA	65,916	10/31/08
Veridian Commercial Operations, Inc.(4)	Reston, VA	25,431	05/30/09

(1)	We sublet 12,431 square feet of this facility to third parties.

(2)	We sublet 10,717 square feet of this facility to third parties.

(3)	Facility includes three separate leases totaling 108,936 square feet that expire October 31, 2004.

(4)	We sublet the entire facility to a third party.

Item 3.     Legal Proceedings

      From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of our business. We are not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on our business, prospects, financial condition or results of operations. We may become involved in material legal proceedings in the future.

      In the past, we have been named as a potentially responsible party with respect to several Superfund sites, in connection with waste transported from one or more of our facilities and disposed of at those sites. Because Superfund liability can be imposed retroactively without regard to fault, we may be required to share in the cleanup costs of several Superfund sites. We have settled, or will settle, our liability at each of these sites for de minimis amounts.

      We recently made the final payment for our allocable share of the total cost of the remedial activities conducted at the Pfohl Brothers Landfill in Cheektowaga, New York. The construction of the remedy is substantially complete except for a few minor items that will likely be addressed in the spring of 2003. The costs of the remaining items necessary to complete the remediation cannot currently be estimated until site conditions can be evaluated. We are only exposed to possible future costs to the extent that the cost of future construction efforts exceeds our remaining account balance with the New York State Department of Environmental Conservation and any other monies recovered from other potentially responsible parties. We do not currently expect any exposure for future costs related to the Pfohl Brothers site, although such exposure remains possible. In the event that we face such exposure, the amount is expected to be de minimis.

Item 4.     Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of stockholders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

Item 5.     Market for Registrant’s Common Equity and Related Stockholder Matters

      Trading in our common stock commenced on the New York Stock Exchange on June 5, 2002 under the symbol “VNX.” At March 10, 2003, there were approximately 155 holders of record of our common stock. This number does not include any beneficial owners for whom shares of common stock may be held in “nominee” or “street” name. The following table sets forth the high and low sales price per share of the common stock as reported on the New York Stock Exchange for the periods shown:

	Price Range

	High	Low

2002
Second Quarter (from June 5, 2002)	$24.10	$17.65
Third Quarter	$26.00	$17.50
Fourth Quarter	$25.40	$17.94
2003
First Quarter (through March 10, 2003)	$21.86	$17.50

      On March 10, 2003, the last reported sale price of our common stock on the New York Stock Exchange was $17.50 per share.

      We have never declared or paid any cash dividends on our common stock. We anticipate that any earnings will be retained for development and expansion of our business and we do not anticipate paying any cash dividends in the foreseeable future. Our credit facility restricts our ability to issue cash dividends under certain circumstances. Any future dividends declared would be at the discretion of our board of directors and would depend on our financial condition, results of operations, capital requirements, contractual obligations, the terms of our credit facility and other financing agreements at the time the dividend is considered, and other relevant factors. Our only source of cash to pay dividends is distributions from our subsidiaries. There are no restrictions on the ability of our subsidiaries to make distributions to us as the sole stockholder of those subsidiaries.

      During the fourth quarter of 2002, certain current and former employees purchased 44,428 shares of our common stock by exercising outstanding stock options for an aggregate sales price of approximately $457,939. These transactions occurred in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701, pursuant to certain compensatory benefit plans and contracts, as a transaction involving the offer and sale of securities relating to compensation. We believe that exemptions other than the foregoing may exist for these transactions.

      In addition, during the fourth quarter of 2002, certain institutional investors purchased 1,048,432 shares of our common stock by exercising outstanding warrants for an aggregate sales price of approximately $105. These transactions occurred in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) promulgated thereunder, as the transactions involved only certain institutional investors and thereby did not constitute a general solicitation.

      Finally, during the fourth quarter of 2002, we issued 5,024 shares of our common stock having an aggregate value of approximately $100,708, based on a price per share of $19.92, as partial payment for the services of the non-employee members of our board of directors. Certain of the non-employee directors also opted to receive an additional 3,239 shares of our common stock having an aggregate value of approximately $64,521, based on a price per share of $19.92, in lieu of the cash portion of their annual retainer payment. These transactions occurred in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Section 4(2) promulgated thereunder, as the offers and sales were made only to our non-employee directors and thereby did not constitute a general solicitation.

      Information concerning securities authorized for issuance under equity compensation plans is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, and is incorporated herein by reference.

Item 6.     Selected Financial Data.

      The selected financial data presented below for each of the years in the five-year period ended December 31, 2002, are derived from our audited consolidated financial statements. You should read the information set forth below in conjunction with our consolidated financial statements, the notes to our consolidated financial statements and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	Year Ended December 31,

	2002	2001	2000	1999	1998

	(Dollars in thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues	$834,077	$690,225	$632,270	$399,814	$271,281
Costs and expenses:
Direct costs	564,199	446,719	415,927	275,777	191,835
Indirect costs, selling, general and administrative expenses	197,078	187,090	164,801	94,435	63,432
Depreciation expense	11,153	10,606	9,947	6,232	2,764
Amortization expense	1,075	11,760	12,579	6,217	3,105
Acquisition and integration related charges	—	2,067	4,637	6,271	2,348
(Gain) loss from pension plan settlement	(512)	1,119	—	(190)	(1,259)

Total costs and expenses	772,993	659,361	607,891	388,742	262,225

Income from operations	61,084	30,864	24,379	11,072	9,056
Other (income) expense:
Interest income	(976)	(844)	(380)	(97)	(137)
Interest expense	18,899	29,076	34,658	18,541	4,694
Gain from sale of assets	—	—	(723)	—	—
Other (income) expense, net	(50)	227	69	50	397

Other (income) expense, net	17,873	28,459	33,624	18,494	4,954

Income from continuing operations before income taxes and extraordinary loss	43,211	2,405	(9,245)	(7,422)	4,102
Income tax expense (benefit) on continuing operations	17,648	6,222	1,823	378	1,745

Income (loss) from continuing operations before extraordinary loss	25,563	(3,817)	(11,068)	(7,800)	2,357
Loss from discontinued operations, net of taxes	—	(11,277)	(7,110)	(163)	—
Loss on disposal of discontinued operations, net of taxes	(2,341)	(6,355)	—	—	—

Income (loss) before extraordinary loss	23,222	(21,449)	(18,178)	(7,963)	2,357
Extraordinary loss from early extinguishments of debt, net of taxes	(10,938)	—	(925)	(659)	—

Net income (loss)	12,284	(21,449)	(19,103)	(8,622)	2,357
Dividend requirements on preferred stock	(58,740)	(8,208)	(6,635)	(1,880)	—

Net income (loss) available to common stockholders	$(46,456)	$(29,657)	$(25,738)	$(10,502)	$2,357

Basic earnings per share from continuing operations	$(1.52)	$(1.61)	$(2.64)	$(1.26)	$0.29

Diluted earnings per share from continuing operations	$(1.52)	$(1.61)	$(2.64)	$(1.26)	$0.27

	As of December 31,

	2002	2001	2000	1999	1998

Consolidated Balance Sheet Data:
Cash	$11,653	$2,105	$2,324	$4,715	$2,042
Working capital	123,898	117,911	98,581	112,953	43,747
Accounts receivable, net	237,766	202,163	159,106	171,799	90,603
Property, plant and equipment, net	50,357	48,423	43,967	42,162	21,627
Goodwill	379,971	207,855	219,286	232,197	61,981
Total assets	751,887	485,375	456,194	491,561	187,657
Long-term debt, including current installments	292,650	245,746	215,507	234,500	85,689
Redeemable preferred stock, Series A	—	46,816	39,305	32,627	—
Redeemable Class A common stock	—	108,183	107,486	106,811	—
Common stockholders’ equity (deficit)	309,617	(21,959)	8,100	20,221	41,374

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation

      The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and the notes to those statements that appear elsewhere in this Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. For additional information regarding some of the risks and uncertainties that affect our business and the industry in which we operate, please read “Risk Factors,” included elsewhere in this Form 10-K. This discussion addresses only our continuing operations, except in the discussion under the heading “Discontinued Operations.” For more information on our discontinued operations, please read note 17 to our consolidated financial statements.

Overview

      We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 95% of our revenues in 2002 from contracts with U.S. government agencies. Our two largest customer groups are the Department of Defense, which represents approximately 48% of our revenues for 2002, and U.S. government intelligence agencies, which represent approximately 37% of our revenues for 2002. We also provide services to U.S. government civilian agencies, state and local governments and commercial customers.

Critical Accounting Policies

Revenue and Related Cost Recognition

      We recognize revenues under our U.S. government contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred and collectibility of the contract price is considered probable. Our contracts with agencies of the U.S. government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the term of the contract as the services are provided. In evaluating the probability of funding for purposes of assessing collectibility of the contract price, we consider our previous experiences with the customer, communications with the customer regarding funding status and our knowledge of available funding for the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

      We recognize revenue under our U.S. government contracts based on allowable contract costs, as mandated by the U.S. government’s cost accounting standards. The costs we incur under U.S. government contracts are subject to regulation and audit by certain agencies of the U.S. government. We provide an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not historically been significant. We may be exposed to variations in profitability, including potential losses, if we encounter variances from estimated fees earned under award fee contracts and estimated costs under fixed-price contracts.

      Our revenues consist primarily of payments for the work of our employees, and to a lesser extent, the pass-through of costs for materials, contract-related travel and subcontract efforts under contracts with our customers. We enter into three types of U.S. government contracts: cost-plus, time-and-materials (including fixed-price, level-of-effort contracts where we are paid fixed hourly rates to deliver certain labor hours) and fixed-price. For cost-plus contracts, we are reimbursed for all of our allowable costs of performing the work plus a fee. For time-and-materials contracts, we are paid for labor at pre-negotiated hourly billing rates and reimbursed the actual cost of certain other expenses. We assume financial risk for time-and-materials contracts because we assume the risk of performing those contracts at negotiated hourly rates. For fixed-price contracts, we perform specific tasks for a fixed price. Compared to cost-plus contracts, fixed-price contracts generally offer higher margin opportunities since we receive the benefit of cost savings, but involve greater financial risk because we bear the impact of cost overruns.

      We recognize revenue under our cost-plus contracts based on reimbursable costs incurred plus estimated fees earned on these contracts. Fees include an estimate of incentive and award fees earned, even though they may be determined and awarded at a later date. When we are able to make a reasonably dependable estimate of the amount of the award fee that we will ultimately receive, we include such estimate in our revenue in the period of performance. In making this assessment, we consider such factors as our award fee history for similar work and for the particular customer, industry trends, interim performance reviews with the customer and all other available information. We perform this review on a contract-by-contract basis at the end of each reporting period. Adjustments to the expected award fee rate are recorded in the period in which we change our estimate. Such adjustments have historically been insignificant.

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

      Indirect costs, selling, general and administrative expenses are the costs of delivering our contract services other than the direct costs described above and depreciation and amortization. Significant elements include labor for management and administrative activities, fringe benefits on indirect labor, facility costs and incentive compensation. They also include business development, marketing, selling, bid and proposal and independent research and development costs. Most of these costs are allowable costs under the cost accounting rules for contracting with the U.S. government. As such, they may be directly reimbursed to us in cost-plus contracts, or they may be included in cost estimates used for bidding time-and-materials and fixed-price contracts.

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

      The majority of our revenues are earned under contracts with various departments and agencies, or prime contractors, of the U.S. government. Certain revenues and payments we receive are based on provisional billings and payments that are subject to adjustment under audit. U.S. government agencies and departments have the right to challenge our cost estimates and allocation methodologies with respect to U.S. government contracts. Also, contracts with such agencies are also subject to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts.

Recapitalization

      In June 2002, we completed several transactions that together resulted in a major recapitalization of our balance sheet. The most significant of these transactions was the initial public offering of 15,525,000 shares of our common stock at $16 per share. The majority of the net proceeds of $226.8 million from this offering were used to retire long-term debt and preferred stock. Concurrent with the initial public offering, we refinanced our then-existing credit facility (referred to as the 2000 Facility) with a $200 million facility consisting of a

$130 million term facility and a $70 million revolving facility (referred to as the 2002 Facility). We also converted Class A common stock with a carrying value of $108.5 million to common stock.

      The effect of the recapitalization transactions was a net decrease in long-term debt of $113.0 million, a decrease in redeemable preferred stock of $50.6 million, a decrease in Class A common stock of $108.5 million, and an increase in stockholders’ equity of $315.5 million. In addition, after retiring the preferred stock and long-term debt, and paying transaction expenses, we retained $31.2 million of offering proceeds that were available to fund working capital requirements and future business acquisitions.

      In connection with our acquisition of SIGNAL Corporation on September 24, 2002, we subsequently expanded our 2002 Facility, as described below.

      The individual transactions comprising the recapitalization are more fully described in note 2 to the consolidated financial statements as included in this annual report.

Acquisition of Signal Corporation

      On September 24, 2002, we acquired SIGNAL Corporation, a diversified high technology company providing a wide array of information technology and engineering services to the Department of Defense and to other U.S. agencies. SIGNAL now operates as the Veridian IT Services Division, our fourth operating division.

      Under the terms of the acquisition agreement, we acquired all of SIGNAL’s common stock and related assets for $227 million in cash and notes. Financing for the acquisition consisted of $25 million in seven-year subordinated notes bearing interest initially at 9.50% (Seller Notes) and increasing thereafter, and available cash and borrowings under an expanded credit facility.

      In connection with the consummation of the acquisition of SIGNAL, we expanded our 2002 Facility from $200 million to $360 million, consisting of a six-year $270 million term loan and a five-year $90 million revolving line of credit (referred to as the Amended 2002 Facility). Upon the consummation of the acquisition, our total debt outstanding under our Amended 2002 Facility was $310 million, including the subordinated seller notes. The operating results of SIGNAL Corporation are included in our consolidated operating results effective September 24, 2002, the date of the acquisition.

      We have conducted an assessment of the fair values of the assets acquired, and assigned values of $15.6 million to net tangible assets, $2 million to completed-technology intangible assets, and $38 million to customer-related intangible assets. The excess of the purchase consideration over the assigned values of $172.1 million was allocated to goodwill. From a tax perspective, we will be permitted to amortize goodwill and other intangible assets over a 15-year period, thus providing substantial future cash tax benefits.

Results of Operations

      The following table sets forth our condensed consolidated results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the periods presented (dollars in thousands):

	Year Ended December 31

	2002		2001		2000

Revenues	$834,077	100.0%	$690,225	100.0%	$632,270	100.0%
Costs and expenses
Direct costs	564,199	67.7	446,719	64.7	415,927	65.8
Indirect costs, selling, general and administrative expenses	197,078	23.6	187,090	27.1	164,801	26.0
Depreciation expense	11,153	1.3	10,606	1.6	9,947	1.6
Amortization expense	1,075	0.1	11,760	1.7	12,579	2.0
Acquisition, integration and related expenses	—	—	2,067	0.3	4,637	0.7
(Gain) Loss from pension plan settlement	(512)	—	1,119	0.1	—	—

Total costs and expenses	772,993	92.7	659,361	95.5	607,891	96.1

Income from operations	$61,084	7.3%	$30,864	4.5%	$24,379	3.9%

2002 Compared to 2001

      Revenues. Revenues increased by $144 million, or 21%, from revenues of $690 million in 2001 to revenues of $834 million in 2002. Of the increase in revenues, $83 million is attributable to SIGNAL Corporation for the period from September 24, 2002 (the date of closing of the SIGNAL acquisition) to December 31, 2002. The remaining $61 million of the increase in revenues was over a broad range of service offerings and contracts. The growth is a continuation of the strength in the defense and intelligence business that we have experienced since the second quarter of 2001. The announced growth in the defense budgets following the terrorist attacks on September 11, 2001 has affected a number of our programs, but there does not appear to have been a significant effect on our overall revenues. Increased activity in certain areas has been offset by delays in programs and procurement decisions in other areas as our customers reassessed and changed priorities. Consolidated revenues in the fourth quarter of 2002 were $273.1 million, compared to $181.6 million of revenues in the fourth quarter of 2001. Revenues from SIGNAL Corporation were $77.1 million in the fourth quarter of 2002 and increased approximately 32% from SIGNAL’s fourth quarter of 2001 as a result of an increase in new orders from both its defense and U.S. government civilian agency customers in 2002. Fourth quarter 2002 revenues from SIGNAL included approximately $10 million of equipment sales above the normal expected level.

      Costs and Expenses. Costs of operations increased by $113.6 million in 2002 to $773.0 million to keep pace with the increased activity across all business areas and service offerings. Direct contract costs grew to 67.7% of revenues in 2002, compared to 64.7% of revenues in 2001. Two significant factors explain the increase in the percentage of direct costs in 2002. First, SIGNAL’s business is characterized by a higher level of direct pass-through costs for subcontractors and equipment purchases, and by a greater proportion of labor services that are performed on customer sites which holds down the indirect operating costs such as facilities expenses. SIGNAL also operates in its market segments with a higher level of labor productivity, keeping indirect costs at a lower level. Direct contract costs on the sales from SIGNAL were at 82.2%. The second important factor driving the increase in the percentage of direct contract costs to revenue in 2002 was the improvement in labor productivity that was achieved during 2002 in the remainder of the business. These productivity gains resulted in an increase in indirect operating expenses of less than 1%, while business activity, as measured by direct labor, increased at a rate of approximately 10%. In the fourth quarter of 2002, direct contract costs were 70.7% of revenues, which reflects the full impact of the consolidation of the operating results of SIGNAL.

      Indirect expenses declined to 23.6% of revenues in 2002, compared to 27.1% of revenues in 2001. The decline is primarily the result of efforts implemented during the second half of 2001 to improve labor productivity and reduce indirect support staff, and the resulting reductions in indirect labor costs that continued through 2002. The lower percentage is also the result of the inclusion of the operating results of SIGNAL which, as discussed above, have a lower proportion of indirect costs due to the higher direct costs associated with its business. In the fourth quarter of 2002, which again reflects the full impact of the consolidation of the operating results of SIGNAL, indirect expenses were 20.4% of revenues.

      Depreciation expense in 2002 was $11.2 million, or 1.3% of revenues, compared to $10.6 million, or 1.6% of revenues in 2001. The decline in depreciation as a percentage of revenues reflects a lower rate of capital expenditures in 2002 and the inclusion of the operations of SIGNAL, which require less property and equipment since a high proportion of employees work on customer sites. Depreciation expense in the fourth quarter of 2002 was $3.1 million, or 1.1% of revenues, following the consolidation of the operations of SIGNAL.

      Amortization of goodwill of $11.8 million in 2001 was discontinued for 2002 due to the implementation of SFAS No. 142, effective January 1, 2002. Amortization in 2002 of $1.1 million relates to identified intangible assets of SIGNAL Corporation. The annual rate of amortization of these intangible assets is $4.3 million.

      The $0.5 million gain from pension settlement in 2002 came from a refund on an insurance contract that was purchased to satisfy pension obligations of a terminated pension plan in prior years.

      Income from Operations. Operating income rose to $61.1 million in 2002, compared to $30.9 million in 2001. Operating margins were 7.3% in 2002, compared to 4.5% in 2001. The improvement in operating margins reflects the additional profit on our time-and-materials and fixed-price contracts related to the reduction in indirect labor costs discussed above, and the higher levels of acquisition and integration-related charges, pension settlement costs, and amortization in 2001.

      Interest Expense and Income. Interest expense was $18.9 million in 2002, as compared to $29.1 million in 2001. The decrease in interest expense was the result of a reduction in debt outstanding following our initial public offering in June 2002, lower interest rates as the more expensive subordinated debt was eliminated through application of the proceeds of the stock offering, and the effect of declining LIBOR rates on our variable interest rate debt. We substantially increased our debt as a result of the acquisition of SIGNAL. Interest expense in the fourth quarter of 2002 following the acquisition was $5.0 million. Interest income of $1.0 million in 2002 and $0.8 million in 2001 is primarily related to interest accrued on notes receivable from our Leadership Stock Purchase Plan that are classified as an offset in stockholders’ equity.

      Income (Loss) from Continuing Operations. Income from continuing operations was $25.6 million in 2002, as compared to a loss of $3.8 million in 2001. The improvement was primarily due to the increase of $30.2 million of income from operations and a $10.2 million reduction in interest expense, and partially offset by an increase in income tax expense of $11.4 million related to the increase in taxable income. Income from continuing operations in the fourth quarter of 2002 was $9.3 million.

2001 Compared to 2000

      Revenues. Revenues increased by 9% from revenues of $632 million in 2000 to revenues of $690 million in 2001. The business growth was very broad based in a number of technology and customer areas. There was no single contract or group of contracts that was responsible for the growth. The growth in demand was particularly pronounced in the last three quarters of 2001 where revenues increased 12% over the same period of 2000. During 2001, we experienced reduced staff turnover and an ease in filling high technology positions due to softening in our labor markets. As a result, we were better able to meet the increased demand and increase our revenues in 2001. There was an increase in customer demand, particularly from our intelligence agency customers, following the September 11, 2001 terrorist attacks on the United States, and our employees involved in critical national security activities were deployed to meet the heightened needs of our customers.

      Costs and Expenses. Costs of operations in 2001 generally kept pace with the increase in revenues. Indirect costs and selling, general and administrative expenses increased at a faster rate than direct contract costs. This increase in indirect costs and selling, general and administrative expenses, from 26.0% of revenues in 2000 to 27.1% of revenues in 2001, was the result of shifts in the specific requirements of our contracts. The increase was also due to lower labor productivity in the first several months of 2001. Labor productivity improved in the second half of 2001 as demand increased and management directed more labor to contracts. Amortization expense fell from $12.6 million in 2000 to $11.8 million in 2001 as a result of downward revisions in the estimate of goodwill associated with the 1999 acquisitions. These revisions were made in late 2000 and reduced amortization in 2001. Acquisition, integration and related expenses in 2001 included $1.4 million of severance and key employee retention bonuses related to the 1999 acquisitions and $0.7 million of excess facility costs associated with the consolidation of several facilities from our acquired businesses into a single new facility. The $4.6 million of such expenses in 2000 was primarily related to severance and retention bonuses. In 2001, we charged to expense $1.1 million to write off the balance of prepaid pension costs related to a defined benefit pension plan that was terminated in prior years. The plan obligations were fully satisfied in 2001.

      Income from Operations. Income from operations rose to $30.9 million, or 4.5% of revenues, in 2001 from $24.4 million, or 3.9% of revenues, in 2000. When the effects of amortization, acquisition, integration and related expenses and the loss from the pension plan settlement are eliminated, the operating margins were 6.6% of revenues in 2000 and 2001. Income from operations in 2001 reflects cost reductions in certain areas that improved contract profitability and high levels of award fees on contracts as a result of good contract performance. Much of the indirect cost increases referred to above were absorbed by our cost-plus contracts, mitigating the effect on operating income. Also, in 2001 we recognized a gain of $0.7 million from the settlement of a contract claim for less than the amount reserved. The loss reserve was initially established in 2000.

      Income (Loss) from Continuing Operations. Loss from continuing operations declined to $3.8 million in 2001, compared to the loss of $11.1 million in 2000. $6.5 million of the improvement was from the increase in income from operations which was primarily related to revenue increases. Further improvement came from a reduction of interest expense from $34.7 million in 2000 to $29.1 million in 2001. Interest expense in 2000 was higher because of transaction costs associated with the senior subordinated debt that was put in place to fund the 1999 acquisitions. This debt was replaced with permanent financing in September 2000, which reduced the interest expense in 2001. These improvements to income from continuing operations were offset by a $4.4 million increase in income tax attributable to continuing operations.

Income Taxes

      The effective income tax rate on income from continuing operations was 40.8% in 2002. This rate is higher than the United States federal statutory rate of 35% due to state and local income taxes. The effective income tax rate for 2001 was 258.7%, which results primarily from the non-deductibility of goodwill amortization. The effective income tax rate, absent the goodwill amortization, was 43.9% for 2001. Income taxes of $1.8 million were provided against the pretax loss in 2000 of $9.2 million. Again, the disproportionate tax rate was primarily due to the goodwill amortization in 2000, which was not deductible for tax purposes.

Discontinued Operations

      In June 2002, we completed a sale of substantially all of the net assets and operations of our wholly owned subsidiary, Veritect, Inc. (subsequently renamed Veridian Commercial Operations, Inc.) to RedSiren Technologies, Inc. for $0.5 million in cash. In 2001, we had recognized a loss for the discontinuance of Veritect’s operations, as well as a provision for the estimated losses of Veritect from January 1, 2002 to the estimated sale date, based upon our commitment to dispose of Veritect’s operations in December 2001. The actual loss from the sale exceeded our initial estimates by $2.3 million, net of an income tax benefit of $1.6 million, and was recorded in 2002.

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

Net Loss Attributable to Common Stockholders

      During 2002 and 2001, adjustments to derive net loss attributable to common stockholders totaled $58.7 million and $8.2 million, respectively. A detailed schedule listing these transactions and the respective amounts, together with their effects on income from continuing operations before extraordinary loss, is included in note 13 to the consolidated financial statements. Descriptions of the individual transactions are included in note 2 of the consolidated financial statements.

Earnings Per Share

      Basic and diluted earnings (loss) per share (EPS) are as follows:

	Three Months Ended
			Year Ended December 31,
	September 30,	December 31,
	2002	2002	2002	2001	2000

Basic income (loss) per share
Income (loss) from continuing operations	$0.22	$0.28	$(1.52)	$(1.61)	$(2.64)
Loss from discontinued operations	—	(0.04)	(0.11)	(2.35)	(1.06)
Extraordinary loss from debt extinguishment	—	—	(0.50)	—	(0.14)

	$0.22	$0.24	$(2.13)	$(3.96)	$(3.84)

Diluted income (loss) per share
Income (loss) from continuing operations	$0.21	$0.26	$(1.52)	$(1.61)	$(2.64)
Loss from discontinued operations	—	(0.03)	(0.11)	(2.35)	(1.06)
Extraordinary loss from debt extinguishment	—	—	(0.50)	—	(0.14)

	$0.21	$0.23	$(2.13)	$(3.96)	$(3.84)

      Basic earnings (loss) per share (EPS) is computed by dividing net income available, or loss attributable, to common stockholders by the weighted average number of outstanding shares of common stock. Diluted EPS for the years ended December 31, 2002, 2001, and 2000, is computed in the same manner as the basic EPS, since adjustments related to the effects of the stock options, stock warrants and conversion of Class A common stock would have been anti-dilutive. Following our initial public offering in June 2002 we have had positive net earnings, and diluted EPS for the three months ended September 30 and December 31, 2002 include the effect of potentially dilutive securities. The increase in shares in the calculation of EPS for the last two quarters of 2002 also reflect the full effect of shares issued in the initial public offering in June 2002.

      The weighted average number of shares used in the calculations of basic and diluted EPS from continuing operations for the three months ended September 30, 2002 and December 31, 2002, and the years ended December 31, 2002, 2001, and 2000, are as follows (in thousands):

	Three Months Ended		Years Ended December 31,

	September 30,	December 31,
	2002	2002	2002	2001	2000

Weighted average number of shares — basic	32,982	33,255	21,784	7,480	6,711
Potentially dilutive shares used in computations of diluted EPS	2,382	2,324	—	—	—

Total weighted average number of shares used in diluted EPS	35,364	35,579	21,784	7,480	6,711

Liquidity and Capital Resources

      On June 10, 2002, we closed our initial public offering of 15,525,000 shares of our common stock, including an over-allotment of 2,025,000 shares granted to the underwriters, at the price of $16 per share. We realized net proceeds of $226.8 million after deducting underwriters fees and other transactional costs. Most of the proceeds were used to retire long-term and preferred stock as indicated below:

(Dollars in thousands)
Early retirement of subordinated notes, including prepayment penalty of $5,700	$100,700
Redemption of preferred stock, including liquidation preference of $6,969 and accrued dividends	66,371
Net reduction in loans under credit agreement	28,436
Cash available for working capital requirements	31,273

$226,780

      Concurrent with the initial public offering, we also entered into the 2002 Facility. Upon the closing of the 2002 Facility, we had borrowed the full amount of the term loan of $130 million, but had not drawn on the revolving credit. We subsequently amended the 2002 Facility in connection with our acquisition of SIGNAL Corporation to permit term loans of up to $270 million and revolving credit loans totaling $90 million.

      The term loans under the Amended 2002 Facility are due in six years. The revolving credit commitment expires in five years. Interest on the loans is at a floating rate based on LIBOR. At December 31, 2002, the interest rates on the term loans averaged 5.3 percent. The Amended 2002 Facility contains customary financial covenants related to maintaining minimum EBITDA, fixed charge ratio and asset coverage ratio and maximum total debt ratio and capital expenditures. The credit agreement permits acquisitions having an aggregate cash consideration of up to $25 million, and aggregate total consideration of up to $50 million.

      Required principal payments on the term loans, together with amounts due under the Seller Notes and lease agreements, are as follows:

Payments due by Period

(dollars in thousands)

		Less than	1-3	4-5	After 5
	Total	1 year	Years	Years	Years

Long-term debt	$292,650	10,473	27,928	126,843	127,406
Lease agreements	195,754	28,715	50,456	38,868	77,715

	$488,404	39,188	78,384	165,711	205,121

      Net cash provided by operations has varied widely over the three-year period ending December 31, 2002, from net cash provided in 2002 of $69.0 million, to net cash used of $9.6 million in 2001 and net cash provided of $20.5 million in 2000. The primary source of operating cash flow is income from continuing operations before extraordinary items and depreciation and amortization, which was $37.8 million, $18.6 million and $10.7 million in 2002, 2001 and 2000, respectively. Variability in operating cash flow from year-to-year has been driven by wide swings in certain working capital items, particularly in the levels of accounts receivable. Accounts receivable levels, as measured by days sales outstanding (DSO), were at 79, 101 and 90 days at the end of the 2002, 2001 and 2000, respectively. The increase in accounts receivable of $42.6 million in 2001 was, in part, due to the growth in revenues from 2000 to 2001, but also due to the increase in DSO of 11 days. The increase was the results of delays in billing and collection activities related to the implementation of new accounting systems. The systems conversion was completed during early 2002 and receivables returned to more normal levels, resulting in a reduction of accounts receivable of $14.6 million in 2002. The improvement in billings and collections and the addition of the operations of SIGNAL Corporation, which has historically enjoyed lower levels of accounts receivable, have had the combined effect of reducing our DSO to 79 days at December 31, 2002.

      We also fund our expenditures for property and equipment out of our operating cash flows and our existing line of credit. Capital expenditures were $11.5 million, $13.9 million and $11.9 million in 2002, 2001 and 2000, respectively. The higher rate of capital expenditures in 2001 was due to $2.7 million related to the move of several offices of the acquired companies into a new consolidated facility in 2001 and $2.9 million for new accounting systems. As of December 31, 2002, there were no individually large outstanding commitments for capital expenditures.

      Cash of $4.2 million and $8.1 million was used to fund the discontinued operations of Veritect in 2001 and 2000, respectively. As part of the loss on disposal of discontinued operations, we accrued an amount for expected future operating losses of Veritect up to the projected date of disposal. The estimated amount of $5.6 million was included in accrued expenses at December 31, 2001. During 2002 we added an additional reserve of $2.3 million and used $8.1 million in cash in 2002 to complete the sale and wind up Veritect’s operation.

      With the completion of the capital restructuring associated with the initial public offering, we have substantially reduced our interest costs, and through the sale of Veritect we have ended the cash requirements of supporting that operation. With the acquisition of SIGNAL, we increased our total debt to approximately $293 million at December 31, 2002. Annual interest costs on this debt at current interest rates are approximately $18 million. We believe that our operating cash flow and funds available under the Amended 2002 Facility are sufficient to meet our operating needs and our debt service requirements for at least the next 12 months. To the extent that the financial requirements of any business acquisition opportunity exceeds the limits set forth under the Amended 2002 Facility, we will need to raise additional debt or equity financing.

Impact of Inflation

      The nature of our contracts with the U.S. government sharply reduces exposure to the potential negative financial effects of inflation. We are able to directly recover increased costs for those costs charged directly to, or allocated to, our cost-plus contracts, which account for approximately 50% of our business. On our other contracts, we propose fixed prices or labor rates that reflect our expectations of future cost increases.

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

      On January 1, 2002, we began to apply the new rules on accounting for goodwill and other intangible assets and ceased the amortization of goodwill. The effect of adopting SFAS No. 142 was an increase in income from operations of $11.8 million for the year ended December 31, 2002. The impact of this pronouncement on income from continuing operations and net income (loss) attributed to common stockholders was the same as the impact on operating income as goodwill amortization is nondeductible for income tax reporting purposes. A schedule outlining the impact of SFAS No. 142 on our income from operations, net income (loss) attributable to common stockholders, and basic and diluted earnings (loss) per share, is presented in note 4 to the consolidated financial statements.

      SFAS No. 142 also requires companies to periodically assess the carrying of intangible assets and make adjustments to reflect impairments to carrying values based on assessments of estimated fair values. We have completed the required impairment tests of goodwill during 2002, and have determined that no adjustment to the carrying value of its goodwill is required.

      Another pronouncement that had a material effect on our financial statement was SFAS No. 141, Business Combinations (SFAS No. 141). SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill.

      We applied the provisions of SFAS No. 141 to our acquisition of SIGNAL. We have performed an assessment of the values of tangible and intangible assets acquired, and we have allocated $38 million of the purchase consideration to customer-related intangible assets, $2 million to completed-technology intangible assets, $15.6 million to net tangible assets, and $172.1 million to goodwill. Amortization of the completed-technology and customer-related intangible assets will be recognized on a straight-line basis over 4 and 10-year periods, respectively, beginning October 1, 2002. We will not amortize goodwill in accordance with SFAS No. 142, and will conduct annual assessments of impairment.

      In addition to SFAS No. 141 and SFAS No. 142, the other recent pronouncements affecting, or that may affect, our financial reporting are as follows:

•	SFAS No. 143, Accounting for Asset Retirement Obligations

•	SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets

•	SFAS No. 145, Rescission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections

•	SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities

•	SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure

•	FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, including Guarantees of Indebtedness of Others

      Descriptions of these pronouncements and their effective dates are included in note 4 of the consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

      Our principal exposure to market risk relates to changes in interest rates. At December 31, 2002, we had outstanding under our Amended 2002 Facility $267.7 million of loans with interest rates that are tied to changes in the LIBOR or prime rate. The interest rate on our Amended 2002 Facility at December 31, 2002, was 5.32%. Each 1% increase in these rates could add $2.68 million to our interest expense.

Item 8.	Financial Statements and Supplementary Data

      Our Consolidated Financial Statements are included in this report beginning on page F-1.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None.

PART III

Item 10.     Directors and Executive Officers of the Registrant

      Information concerning our directors is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, and is incorporated herein by reference. For information regarding our executive officers, see page 27 hereof. Other information for this item, including information concerning compliance with Section 16(a) of the Exchange Act of 1934, is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, and is incorporated herein by reference.

Item 11.     Executive Compensation

      Information for this item is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, and is incorporated herein by reference.

Item 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information for this item, including information concerning securities authorized for issuance under equity compensation plans, is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, and is incorporated herein by reference.

Item 13.     Certain Relationships and Related Transactions

      Information for this item is set forth in our Proxy Statement for the 2003 Annual Meeting of Stockholders, which will be filed within 120 days of December 31, 2002, and is incorporated herein by reference.

Item 14.     Controls and Procedures

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

      Our Chief Executive Officer and our Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of a date within 90 days prior to the date of the filing of this annual report, and they have concluded that such disclosure controls and procedures were effective at ensuring that they were alerted in a timely manner as to all material information that we are required to include in our reports with the Securities and Exchange Commission.

      (b) Changes in internal controls.

      We maintain a system of internal accounting controls that is designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. Since the date of the evaluation of our disclosure controls and procedures by our Chief Executive Officer and Chief Financial Officer, there have been no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of the most recent evaluation.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) List of documents filed as part of this report or incorporated herein by reference:

(1)	Financial Statements

The following financial statements are included in Part II of this Annual Report:

Independent Auditors’ Report

Consolidated Balance Sheets
Consolidated Statements of Operations
Consolidated Statements of Stockholders’ Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

(2)	Financial Statement Schedules

Schedule II — Valuation and Qualifying Accounts (included in paragraph (d) of this Item 15)

      (3) Exhibits:

Exhibit
No.		Description

†2	.1	Stock Purchase Agreement, dated as of August 12, 2002, by and among SIGNAL Corporation, Roger Mody, Lori Mody and Veridian Corporation (filed as Exhibit 2.1 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
*3	.1	Second Amended and Restated Certificate of Incorporation of Veridian Corporation.
*3	.2	Restated Bylaws of Veridian Corporation.
†4	.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
†10	.1	First Amendment, dated September 24, 2002, to Credit Agreement, dated as of June 10, 2002, by and among Veridian Corporation, the lenders from time to time party to the Credit Agreement and Wachovia Bank, National Association (filed as Exhibit 10.1 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
†10	.2	Credit Agreement, dated as of June 10, 2002, as amended and restated on September 24, 2002, by and among Veridian Corporation, the lenders who are or may become a party to the Credit Agreement and Wachovia Bank, National Association (filed as Exhibit 10.2 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
*10	.3	Form of Revolving Credit Note pursuant to Credit Agreement.
*10	.4	Form of Swingline Note pursuant to Credit Agreement.
*10	.5	Form of Term Note pursuant to Credit Agreement.

Exhibit
No.		Description

†10	.6	Master Equityholders Agreement, dated September 14, 2000, by and among Veridian Corporation, Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., CIBC WG Argosy Merchant Fund 3, L.L.C., Texas Growth Fund II1— 1998 Trust, Argotyche, L.P., Santaeus, L.P., David H. Langstaff, Monitor Company Group Limited Partnership, Monitor Consulting, L.P., First Union Investors, Inc., The Northwestern Mutual Life Insurance Company, A.G. Investment Advisory Services, Inc., Merit Life Insurance Co., Lincoln National Life Insurance Company, J.H. Whitney Mezzanine Fund, L.P., J.H. Whitney Market Value Fund, L.P., American General Life and Accident Insurance Company and Magnetite Asset Investors, L.L.C. (filed as Exhibit 10.12 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.7	Employment Agreement of James P. Allen (filed as Exhibit 10.16 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.8	Employment Agreement of Dr. Robert M. Farrell (filed as Exhibit 10.15 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.9	Employment Agreement of Scott M. Goss (filed as Exhibit 10.3 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
+†10	.10	Employment Agreement of Jerald S. Howe, Jr. (filed as Exhibit 10.14 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.11	Employment Agreement of Ronald C. Jones (filed as Exhibit 10.17 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.12	Employment Agreement of David H. Langstaff (filed as Exhibit 10.13 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
†10	.13	Amended and Restated Warrant Agreement (filed as Exhibit 10.18 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.14	Calspan SRL Corporation 1995 Stock Incentive Plan (filed as Exhibit 10.19 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.15	Veda International, Inc. Stock Option Plan (filed as Exhibit 10.20 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.16	Veridian Corporation 1998 Stock Incentive Plan (filed as Exhibit 10.21 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.17	Veridian Corporation 2000 Stock Incentive Plan (filed as Exhibit 10.22 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.18	Amended and Restated Veridian Retirement Savings Plan (filed as Exhibit 10.23 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
*10	.19	Sale and Assignment Agreement, dated August 12, 2002, by and between Scott Goss and Veridian Corporation.
*10	.20	Amendment to Sale and Assignment Agreement, dated September 24, 2002, by and between Scott Goss and Veridian Corporation.
*21	.1	List of Subsidiaries of Veridian Corporation.

Exhibit
No.		Description

*23	.1	Consent of KPMG LLP.
*99	.1	Certification of David H. Langstaff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.2	Certification of James P. Allen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.

      The registrant hereby undertakes, pursuant to Regulation S-K, Item 601(b), paragraph (4) (iii), to furnish to the Securities and Exchange Commission upon request all constituent instruments defining the rights of holders of our long-term debt and our consolidated subsidiaries not filed herewith for the reason that the total amount of securities authorized under any of such instruments does not exceed 10 percent of our total consolidated assets.

(b) During the three months ended December 31, 2002, the Company filed the following reports on Form 8-K:

      On October 8, 2002, the Company filed a Form 8-K, under Item 5, to report that Charles J. Simons had been named as the new vice chairman of the board of directors of the Company.

      On November 7, 2002, the Company filed a Form 8-K, under Item 9, announcing its earnings for the three and nine month periods ended September 30, 2002.

      On December 9, 2002, the Company filed a Form 8-K/ A, amending the Form 8-K filed by the Company on September 26, 2002, to include Item 7(a)(1) audited financial statements of the business acquired, Item 7(a)(2) unaudited financial statements of the business acquired, and Item 7(b) pro forma financial information for the acquisition of SIGNAL Corporation.

Independent Auditors’ Report

The Board of Directors and Stockholders

Veridian Corporation and Subsidiaries:

      Under the date of February 10, 2003, we reported on the consolidated balance sheets of Veridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002, which are included in the December 31, 2002, annual report on Form 10-K of Veridian Corporation. In connection with our audits of the aforementioned consolidated financial statements, we also audited the related consolidated financial statement schedule. This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion on this financial statement schedule based on our audits.

      In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ KPMG LLP

McLean, Virginia

February 10, 2003

(d) Financial Statement Schedules

Veridian

Schedule II
Valuation and Qualifying Accounts
(dollars in thousands)

      Activity in the Company’s allowance accounts for the years ended December 31, 2000, 2001 and 2002 was as follows:

Doubtful Accounts

		Additions

	Balance at	Charged to Costs	Charged to		Balance at
Period	Beginning of Period	and Expenses	Other Accounts	Deductions	End of Period

2000	$3,842	$679	$—	$(1,981)	$2,540
2001	$2,540	$1,389	$—	$(1,679)	$2,250
2002	$2,250	$459	$522	$(1,173)	$2,058

Reserve for Excess or Obsolete Inventories

		Additions

	Balance at	Charged to Costs	Charged to		Balance at
Period	Beginning of Period	and Expenses	Other Accounts	Deductions	End of Period

2000	$218	$133	$158	$(175)	$334
2001	$334	$69	$—	$(82)	$321
2002	$321	$400	$—	$(37)	$684

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

VERIDIAN CORPORATION

By:	/s/ DAVID H. LANGSTAFF

David H. Langstaff
President and Chief Executive Officer

Date: March 13, 2003

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ JOSEPH P. ALLEN Dr. Joseph P. Allen, IV	Chairman of the Board of Directors	March 13, 2003

/s/ CHARLES J. SIMONS Charles J. Simons	Vice Chairman and Director	March 13, 2003

/s/ DAVID H. LANGSTAFF David H. Langstaff	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2003

/s/ JAMES P. ALLEN James P. Allen	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 13, 2003

/s/ S. MARK MONTICELLI S. Mark Monticelli	Vice President and Controller (Principal Accounting Officer)	March 13, 2003

/s/ MICHAEL A. BELL Michael A. Bell	Director	March 13, 2003

/s/ JOEL S. BIRNBAUM Dr. Joel S. Birnbaum	Director	March 13, 2003

/s/ RUSSELL P. FRADIN Russell P. Fradin	Director	March 13, 2003

/s/ GEORGE R. HORNIG George R. Hornig	Director	March 13, 2003

/s/ JAMES J. KOZLOWSKI James J. Kozlowski	Director	March 13, 2003

Name	Title	Date

/s/ LYNN AMATO MADONNA Lynn Amato Madonna	Director	March 13, 2003

/s/ SALLY K. RIDE Dr. Sally K. Ride	Director	March 13, 2003

CERTIFICATION

I, David H. Langstaff, certify that:

      1.     I have reviewed this annual report on Form 10-K of Veridian Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ DAVID H. LANGSTAFF

Name: David H. Langstaff

Title:	Chief Executive Officer

Veridian Corporation

Date: March 13, 2003

CERTIFICATION

I, James P. Allen, certify that:

      1.     I have reviewed this annual report on Form 10-K of Veridian Corporation;

      2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

      3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

      4.     The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      5.     The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

      6.     The registrant’s other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ JAMES P. ALLEN

Name: James P. Allen

Title:	Chief Financial Officer

Veridian Corporation

Date: March 13, 2003

FINANCIAL STATEMENTS

VERIDIAN CORPORATION AND SUBSIDIARIES

Independent Auditors’ Report

The Board of Directors and Stockholders

Veridian Corporation and Subsidiaries:

      We have audited the accompanying consolidated balance sheets of Veridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the three-year period ended December 31, 2002. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Veridian Corporation and subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in note 4(u) to the consolidated financial statements, effective January 1, 2002, Veridian Corporation adopted the provisions of Statement of Financial Standards No. 142, Goodwill and Other Intangible Assets.

/s/ KPMG LLP

McLean, Virginia

February 10, 2003

VERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2002 and 2001

	2002	2001

	(In thousands, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$11,653	$2,105
Receivables, net of allowance of $2,058 and $2,250 in 2002 and 2001, respectively	237,766	202,163
Inventories, net	1,843	2,511
Income taxes receivable	5,862	630
Deferred income taxes	7,950	5,750
Other current assets	9,654	4,918

Total current assets	274,728	218,077

Property, plant and equipment:
Land	222	222
Buildings and improvements	15,254	13,334
Machinery, furniture and equipment	33,633	29,415
Computer equipment and software	41,262	33,279
Construction in progress	2,667	3,868

	93,038	80,118
Less accumulated depreciation and amortization	42,681	31,695

Net property, plant and equipment	50,357	48,423

Goodwill, net of accumulated amortization of $34,155 in 2002 and 2001, respectively	379,971	207,855
Other intangible assets, net of accumulated amortization of $1,075 in 2002	38,925	—
Deferred financing costs	6,023	2,474
Deferred income taxes	816	7,696
Other assets	1,067	850

Total assets	$751,887	$485,375

LIABILITIES, REDEEMABLE STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current installments of long-term debt	$10,473	$1,100
Accounts payable	48,030	25,463
Accrued employee compensation costs	73,395	58,112
Other accrued expenses	18,932	9,904
Provision for loss on disposal of discontinued operations	—	5,587

Total current liabilities	150,830	100,166
Long-term debt, less current installments	282,177	244,646
Postretirement medical and insurance benefits	6,091	6,438
Other long-term liabilities	3,172	1,085

Total liabilities	442,270	352,335

Senior redeemable exchangeable preferred stock, Series A; 300,000 shares authorized, 53,886 shares issued and outstanding in 2001; liquidation preference of $55,598 in the aggregate in 2001	—	46,816
Redeemable convertible Class A common stock, $0.0001 par value; 7,318,325 shares authorized; 7,318,325 shares issued and outstanding in 2001; liquidation preference of $110,050 in the aggregate in 2001	—	108,183
Stockholders’ equity (deficit):
Class B common stock, $0.0001 par value; none authorized, issued and outstanding pro forma (unaudited); 24,497,500 shares authorized and 7,471,033 shares issued and outstanding in 2001	—	1
Common stock, $0.0001 par value; 130,000,000 shares authorized and 34,092,260 issued and outstanding in 2002	4	—
Additional paid-in capital	414,570	37,784
Notes receivable	(10,427)	(11,675)
Accumulated deficit	(94,530)	(48,069)

Total stockholders’ equity (deficit)	309,617	(21,959)

Total liabilities and stockholders’ equity	$751,887	$485,375

See accompanying notes to consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands, except share data)
Revenues	$834,077	$690,225	$632,270
Direct costs	564,199	446,719	415,927
Indirect costs, selling, general and administrative expenses	197,077	187,090	164,801
Depreciation expense	11,154	10,606	9,947
Amortization expense	1,075	11,760	12,579
Acquisition, integration and related expenses	—	2,067	4,637
(Gain) loss from pension plan settlements	(512)	1,119	—

Total costs and expenses	772,993	659,361	607,891

Income from operations	61,084	30,864	24,379

Other (income) expense:
Interest income	(976)	(844)	(380)
Interest expense	18,899	29,076	34,658
Gain from sale of assets	—	—	(723)
Other (income) expense, net	(50)	227	69

Other (income) expense, net	17,873	28,459	33,624

Income (loss) from continuing operations before income taxes and extraordinary items	43,211	2,405	(9,245)
Income tax expense	17,648	6,222	1,823

Income (loss) from continuing operations before extraordinary items	25,563	(3,817)	(11,068)
Loss from discontinued operations, net of income tax	—	(11,277)	(7,110)
Loss on disposal of discontinued operations, net of income tax	(2,341)	(6,355)	—

Income (loss) before extraordinary items	23,222	(21,449)	(18,178)
Extraordinary items — loss on early extinguishment of debt, net of income tax benefit	(10,938)	—	(925)

Net income (loss)	12,284	(21,449)	(19,103)
Recapitalization charges, preferred stock dividends and accretion to preferred and Class A common stock redemption values	(58,740)	(8,208)	(6,635)

Net loss attributable to common stockholders	$(46,456)	$(29,657)	$(25,738)

Earnings per common share — basic and diluted
Income (loss) from continuing operations	$(1.52)	$(1.61)	$(2.64)
Loss from discontinued operations	(0.11)	(2.35)	(1.06)
Extraordinary loss on early extinguishment of debt	(0.50)	—	(0.14)

	$(2.13)	$(3.96)	$(3.84)

Weighted average number of shares:
Basic	21,784,148	7,479,979	6,710,679

Diluted	28,653,855	19,342,003	17,583,299

See accompanying notes to consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)

Years ended December 31, 2002, 2001 and 2000

					Retained	Total
	Common Stock		Additional		Earnings	Stockholders’
			Paid-in	Notes	(Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)

	(In thousands, except share data)
Balances at January 1, 2000	6,366,838	$1	$12,895	$—	$7,326	$20,222
Exercise of stock options and stock issuance	340,380	—	4,787	—	—	4,787
Issuance of stock warrants	—	—	9,754	—	—	9,754
Sale of common stock for notes receivable	836,353	—	12,168	(12,168)	—	—
Repurchases of common stock	(133)	—	(2)	—	—	(2)
Reduction of stock warrants outstanding	—	—	(738)	—	—	(738)
Interest on notes receivable	—	—	—	(185)	—	(185)
Preferred stock dividends	—	—	—	—	(5,060)	(5,060)
Accretion to preferred stock redemption value	—	—	—	—	(880)	(880)
Accretion to Class A common stock redemption value	—	—	—	—	(695)	(695)
Net loss	—	—	—	—	(19,103)	(19,103)

Balances at December 31, 2000	7,543,438	$1	$38,864	$(12,353)	$(18,412)	$8,100
Exercise of stock options and stock issuance	16,144	—	219	—	—	219
Sale of common stock for notes receivable	70,055	—	1,029	(1,029)	—	—
Repurchases of common stock	(158,604)	—	(2,328)	2,308	—	(20)
Interest on notes receivable, net of cash received	—	—	—	(601)	—	(601)
Preferred stock dividends	—	—	—	—	(6,568)	(6,568)
Accretion to preferred stock redemption value	—	—	—	—	(943)	(943)
Accretion to Class A common stock redemption value	—	—	—	—	(697)	(697)
Net loss	—	—	—	—	(21,449)	(21,449)

Balances at December 31, 2001	7,471,033	$1	$37,784	$(11,675)	$(48,069)	$(21,959)
Exercise of stock options and stock issuance	1,163,350	—	1,378	—	—	1,378
Sale of stock in initial public offering	15,525,000	2	228,378	—	(1,600)	226,780

					Retained	Total
	Common Stock		Additional		Earnings	Stockholders’
			Paid-in	Notes	(Accumulated	Equity
	Shares	Amount	Capital	Receivable	Deficit)	(Deficit)

	(In thousands, except share data)
Issuance of stock warrants	—	—	4,127	—	(1,989)	2,138
Repurchases of common stock	(58,012)	—	(880)	880	—	—
Interest on notes receivable, net of cash received	—	—	—	(683)	—	(683)
Redemption of notes receivable	—	—	—	1,051	—	1,051
Conversion of Class A stock to common stock	9,990,889	1	143,783	—	(35,306)	108,478
Preferred stock dividends and early redemption premium	—	—	—	—	(10,276)	(10,276)
Accretion to preferred stock redemption value	—	—	—	—	(9,279)	(9,279)
Accretion to Class A common stock redemption value	—	—	—	—	(295)	(295)
Net income	—	—	—	—	12,284	12,284

Balances at December 31, 2002	34,092,260	$4	$414,570	$(10,427)	$(94,530)	$309,617

See accompanying notes to consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Years ended December 31, 2002, 2001 and 2000

	2002	2001	2000

	(In thousands)
Cash flows from operating activities:
Net income (loss)	$12,284	$(21,449)	$(19,103)
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	12,228	22,366	21,849
Extraordinary loss, pretax	18,494	—	1,541
Noncash interest expense	1,311	1,758	3,703
Noncash stock compensation expense	165	206	467
Noncash interest income on stock purchase notes	(691)	(706)	(185)
Gain from sale of assets	—	—	(723)
(Gain) loss from pension plan settlements	(512)	1,119	—
Loss from discontinued operations	—	11,277	7,110
Loss on disposal of discontinued operations	2,341	6,355	—
Loss on disposal of property, plant and equipment	140	237	185
Deferred income tax expense (benefit)	4,680	(2,860)	(2,687)
Change in assets and liabilities, net of effects of business acquisitions:
Receivables	14,585	(42,579)	12,252
Inventories	668	586	384
Income taxes receivable	(3,574)	(630)	6,208
Other assets	(3,334)	187	(582)
Accounts payable	1,447	8,604	(6,391)
Income taxes payable	—	(746)	346
Accrued employee compensation costs	3,535	9,391	4,955
Other accrued expenses	4,262	(2,396)	(8,130)
Post-retirement benefits	(347)	(343)	(554)
Other long-term liabilities	1,329	(4)	(107)

Net cash provided by (used in) operating activities	69,011	(9,627)	20,538

Cash flows from investing activities:
Purchases of property, plant and equipment	(11,476)	(13,892)	(11,929)
Proceeds from disposals of property, plant and equipment	9	425	—
Proceeds from sale of assets	500	—	5,586
Cash used by discontinued operations	(8,087)	(4,224)	(8,123)
Acquisitions of businesses, net of cash acquired	(202,727)	(1,500)	—

Net cash used in investing activities	(221,781)	(19,191)	(14,466)

(Continued)

	2002	2001	2000

	(In thousands)
Cash flows from financing activities:
Proceeds from borrowings of long-term debt, net of transaction costs	398,284	300,650	224,531
Proceeds from initial public offering, net of transaction costs	226,780	—	—
Proceeds from exercise of stock options and stock issuance	1,213	14	4,321
Proceeds from interest on notes receivable	8	105	—
Principal payments of long-term debt	(296,896)	(271,650)	(237,293)
Principal payments of notes payable assumed in acquisitions	—	(500)	—
Retirement of subordinated notes, including prepayment penalty	(100,700)	—	—
Redemption of preferred stock, including liquidation premium and dividends	(66,371)	—	—
Repurchases of common stock	—	(20)	(2)
Other	—	—	(20)

Net cash provided by (used in) financing activities	162,318	28,599	(8,463)

Net increase (decrease) in cash and cash equivalents	9,548	(219)	(2,391)
Cash and cash equivalents at beginning of period	2,105	2,324	4,715

Cash and cash equivalents at end of period	$11,653	$2,105	$2,324

Supplemental disclosures of cash flow information:
Cash paid during the year for interest	$16,978	$26,507	$34,975
Cash paid during the period for income taxes	8,837	2,708	940
Supplemental disclosure of noncash investing and financing activities:
Preferred stock dividends	$3,307	$6,568	$5,060
Accretion to preferred stock and Class A common stock redemption values	9,569	1,640	1,575
Conversion of Class A common stock	143,784	—	—
Issuance of anti-dilutive warrants to Series A preferred stockholders	1,989	—	—
Issuance of subordinated notes as partial consideration for acquisition of SIGNAL Corporation	25,000	—	—
Sale of common stock in exchange for promissory notes receivable and accrued interest	—	1,029	12,353
Repurchase of common stock in exchange for forgiveness of promissory notes receivable	880	2,308	—
Acquisition of net assets of business in exchange for promissory note payable	—	500	—

See accompanying notes to consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements

(Dollars in thousands, except share data)

(1) Organization and Basis of Presentation

(a) Organization and Operations

      Veridian Corporation (the Company) provides a variety of information-based systems, integrated solutions and services primarily to the U.S. government. The Company’s offerings include the design, development, deployment, operation and protection of vital networks, databases and other information and intelligence services. Revenues from the U.S. government, including work as a subcontractor for other government prime contractors, represented approximately 95 percent, 92 percent and 91 percent of revenues for the years ended December 31, 2002, 2001, and 2000, respectively.

      On December 12, 2001, the Company adopted a formal plan to exit its commercial network security business operated through its wholly-owned subsidiary, Veritect, Inc. (Veritect), and completed the sale of Veritect operations in June 2002. The assets and liabilities not retained by the Company, and results of operations and cash flows of Veritect, have been recorded in the accompanying financial statements as discontinued operations (note 17).

      The Company is subject to all of the risks associated with conducting business with the U.S. federal government, including the risk of contract terminations at the convenience of the government. In addition, government funding continues to be dependent on congressional approval of program level funding and on contracting agency approval for the Company’s work. The extent to which the Company’s existing contracts will be funded in the future cannot be determined.

(b) Business Segment and Geographic Area Information

      The Company maintains four operating segments: Veridian Engineering, Veridian Information Solutions, Veridian Systems, and Veridian IT Services. All four operating segments provide a broad range of technology and engineering services primarily to agencies of the U.S. government. The operating segments have been aggregated for financial reporting purposes based on similarities and consistencies in the customer base, economic characteristics, methods of marketing, selling and providing services, and workforces of each of the operating segments. Also, each of the operating segments is subject to the same Federal Acquisition Regulations that govern bid and proposal procedures, and utilizes similar contract vehicles to provide services to the U.S. government.

      The Company’s services are provided primarily in the United States. The Company has two contracts with government agencies that have annual revenues in excess of $50,000 each. One of the contracts, with a total value of more than $300,000, expires in September 2003. The other contract expires in May 2005 and has an estimated value of $280,000.

(c) Principles of Consolidation

      The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

      Veridian is a holding company with no independent operations and no significant assets other than its investments in its subsidiaries. As such, Veridian is dependent on its subsidiaries for funding to meet its obligations, including those related to bank credit facilities, and seller notes.

(2) Recapitalization

(a) Initial Public Offering

      On June 10, 2002, the Company closed on the initial public offering of 15,525,000 shares of common stock, including the sale of 2,025,000 shares to cover over-allotments granted to underwriters, at $16 per share,

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

generating net cash proceeds of $226,780. The majority of the proceeds were used to retire long-term debt and preferred stock. $100,700 was used to retire the Company’s 14.50 percent senior subordinated notes (subordinated notes) due July 31, 2008, including a 6 percent early extinguishment penalty of $5,700 of the face amount of the subordinated notes, and $66,371 was used to redeem all of its senior redeemable exchangeable preferred stock, Series A (Series A preferred stock), including a 12 percent early redemption penalty of $6,969 and accrued dividends of $1,328. The proceeds were also used to fund the repayment of $28,436 of outstanding principal due under revolving loans of the Company’s then existing credit facility (the 2000 facility) that were not funded by proceeds of the refinancing (note 2(b)). The remaining proceeds of $31,273 were available to fund working capital requirements and business acquisitions.

(b) Refinancing

      Concurrent with the closing of the initial public offering, the Company replaced the 2000 credit facility with a new facility (the 2002 facility) provided by a syndicate of financial institutions. The Company received proceeds of $130,000, net of transaction costs of $2,561, to repay $108,075 and $19,364 of principal due under term and revolving loans, respectively, that were outstanding under the 2000 credit facility. An additional $28,436 of revolving loan principal outstanding under the 2000 facility was repaid with proceeds from the initial public offering. The 2002 facility was subsequently expanded in connection with the acquisition of SIGNAL Corporation (SIGNAL) (note 3).

(c) Conversion of Class A Common Stock

      In connection with the initial public offering, all of the Company’s outstanding Class A common stock was converted into common stock in accordance with the Class A common stock purchase agreement dated September 7, 1999 (the Class A agreement). Under the terms of the Class A agreement, based on the common stock offering price of $16 per share, the Class A common stock was converted at the maximum permissible rate of 1.365188 shares of common stock for each share of Class A common stock. In total, 7,318,325 shares of Class A common stock were converted into 9,990,889 shares of common stock. Upon the conversion, the Company recognized the transfer of $35,306 of value from the common stockholders to the Class A common stockholders. This amount is reflected as a beneficial conversion to the Class A common stockholders in deriving the net loss attributable to common stockholders in the accompanying statement of operations for the year ended December 31, 2002.

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

      All share, per share, and conversion amounts relating to the Class A and Class B common stock, stock options, and stock purchase warrants included in the accompanying consolidated financial statements have been retroactively adjusted to reflect the stock split.

(e) Stock Purchase Warrants

      In connection with the conversion of the Class A common stock, the Company issued 124,328 and 133,628 warrants to purchase common stock to the former holders of the Series A preferred stock and subordinated notes, respectively. The warrants were issued in accordance with anti-dilutive clauses contained

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

in the purchase agreements covering the original sale of the Series A preferred stock and subordinated notes. Each warrant issued entitles its holder to purchase one share of common stock at $0.000075 per share. Warrants issued to both the former Series A preferred stockholders and subordinated noteholders are effective through September 7, 2010.

      The Company valued the warrants under the fair value method as required under SFAS No. 123. The Black-Scholes method was used with the following assumptions: a risk free interest rate of 4.85 percent, expected common stock market price volatility of 50 percent, and a term of 8.25 years. The value of the warrants issued to the Series A preferred stockholders totaled $1,989, and is deducted from net income for the year ended December 31, 2002, in deriving the net loss attributable to common stockholders. The value of the warrants issued to the former subordinated noteholders totaled $2,138. This amount, net of an income tax benefit of $859, is included as a component of the extraordinary loss from early extinguishment of long-term debt in the accompanying consolidated statement of operations for the year ended December 31, 2002.

(3) Acquisition of SIGNAL Corporation

      On September 24, 2002, the Company acquired all of the common stock and related assets of SIGNAL for $227,727, including the assumption of certain debt of SIGNAL and transaction costs incurred in the acquisition. The Company financed the acquisition from available cash, an expansion of its 2002 facility from $200,000 to $360,000 (Note 7(a)), and the issuance of two promissory notes aggregating $25,000 payable to the selling shareholders (Note 7(b)).

      SIGNAL provides a wide-array of information technology, multi-media and engineering and consulting services primarily to the United States’ Department of Defense and various federal civilian agencies. SIGNAL also provides various information technology services to various state and local governments, commercial companies, and other governmental contractors.

      The Company has performed its assessment of the fair values of tangible and intangible assets acquired, and allocated approximately $172,116 of the purchase consideration to goodwill based on the excess of the purchase consideration over the estimated fair values of $15,611 of net tangible assets, $2,000 of completed-technology assets, and $38,000 of customer-related intangible assets. The Company is amortizing, effective October 1, 2002, the completed-technology and customer-related intangible assets on a straight-line basis over 4 and 10-year periods, respectively.

      A summary of the fair value of assets acquired and liabilities assessed in connection with the acquisition of SIGNAL is as follows:

Accounts receivable	$50,188
Prepaid expenses and other current assets	665
Property and equipment	1,760
Software rights	2,000
Customer related intangible assets	38,000
Goodwill	172,116
Accounts payable and accrued expenses	(37,002)

$227,727

      SIGNAL contributed $82,733 to the Company’s revenues during the year ended December 31, 2002.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The following unaudited pro forma information presents consolidated information as if the acquisition of SIGNAL had occurred on January 1, 2001. The pro forma information is provided for informational purposes only and is based on historical data that does not necessarily reflect actual results that would have occurred, nor is it necessarily indicative of future results of operations of the combined entity:

	Year Ended December 31,

	2002	2001

Total revenues	$1,015,908	939,513
Operating income	75,942	48,944
Net loss attributable to common stockholders	(30,196)	(11,666)

Net loss per common share — basic and diluted	$(1.39)	(1.56)

(4) Summary of Significant Accounting Policies

(a) Cash and Cash Equivalents

      Cash and cash equivalents include cash in banks and highly liquid investments having a maturity of three months or less on the date of purchase. Cash equivalents at December 31, 2002 were $3,400. There were no cash equivalents held at December 31, 2001.

(b) Inventories

      Inventories are stated at the lower of cost or market under the first-in, first-out (FIFO) cost method.

(c) Revenue Recognition

      The Company’s revenue is derived from services performed under cost-plus, fixed-price and time-and-materials contracts. Revenue on cost-plus contracts is recognized based on reimbursable costs incurred plus estimated fees earned thereon. Revenue on fixed-price contracts is recognized using the percentage-of-completion method based on the ratio of costs incurred to estimated total costs upon completion. Revenues under certain long-term fixed-price contracts that require product deliveries are recognized on a percentage-of-completion basis using the units of delivery as the measurement basis for effort accomplished. Revenue on time-and-materials contracts is based on fixed billable rates for hours delivered plus reimbursable costs.

      The majority of the Company’s contracts are either cost-plus-fixed-fee, cost-plus-award-fee or time and materials contracts. These contracts may either require the Company to work on defined tasks or deliver a specific number of hours of service. In either case, costs are reimbursed up to the contract-authorized cost ceiling as they are incurred. If a contracted task has not been completed, or the specific number of hours of service has not been delivered at the time the authorized cost is expended, the Company may be required to complete the work or provide additional labor hours. The Company will be reimbursed for the additional costs but may not receive an additional fee, or the fee may be prorated proportionately to the number of labor hours actually provided. For cost-plus-award-fee contracts, the Company recognizes the expected fee to be awarded by the customer at the time such fee can be reasonably estimated based on factors such as customer communications of Company performance, prior award experience, and interim performance evaluations.

      The Company recognizes revenue under its contracts when a contract has been executed, the contract price is fixed and determinable, delivery of the services or products has occurred, and collectibility of the contract price is considered probable. The Company’s contracts with agencies of the U.S. federal government are subject to periodic funding by the respective contracting agency. Funding for a contract may be provided in full at inception of the contract or ratably throughout the contract as the services are provided. In evaluating

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

the probability of funding for purposes of assessing collectibility of the contract price, the Company considers its previous experiences with the customers, communications with the customers regarding funding status, and the Company’s knowledge of available funding to the contract or program. If funding is not assessed as probable, revenue recognition is deferred until realization is probable.

      The Company recognizes revenue under its U.S. federal government contracts based on allowable contract costs in accordance with U.S. federal government’s cost accounting standards.

      The costs incurred by the Company under U.S. federal government contracts are subject to regulation and audit by certain agencies of the U.S. federal government. The Company provides an allowance for estimated contract disallowances based on the amount of probable cost disallowances. Such amounts have not been significant.

      Anticipated losses on contracts are charged to earnings as soon as such losses are known. Changes in estimated profits on contracts are recorded during the period in which the change in estimate occurs.

(d) Property, Plant and Equipment

      Property, plant and equipment is stated at cost. Depreciation is provided using either the straight-line or double-declining balance method over the following useful lives: 5 to 20 years for buildings and improvements; 3 to 20 years for machinery, furniture and equipment; and 3 to 10 years for computer equipment and software. Leasehold improvements are amortized using the straight-line method over the shorter of the useful lives of the improvements or the terms of the related leases.

(e) System Development Costs

      The Company follows the provisions of Statement of Position 98-1 (SOP 98—1), Accounting for the Costs of Computer Software Developed or Obtained for Internal Use, as issued by the American Institute of Certified Public Accountants. SOP 98-1 requires that both internal and external costs incurred to develop internal-use computer software during the application development stage be capitalized and subsequently amortized over the estimated economic useful life of the software. The Company amortizes such costs over periods ranging from 5 to 10 years.

      The Company has capitalized costs incurred for the development and implementation of accounting and financial reporting systems. The net carrying value of capitalized development costs for these systems was $6,832 and $7,707, at December 31, 2002 and 2001, respectively.

(f) Deferred Financing Costs

      Costs associated with obtaining the Company’s financing arrangements are deferred and amortized over the term of the financing arrangements using a method that approximates the effective interest method.

(g) Goodwill

      Through December 31, 2001, goodwill was amortized on a straight-line basis over an estimated useful life of 20 years. Effective January 1, 2002, the Company ceased amortizing goodwill in accordance with the provisions of the Financial Accounting Standards Board’s (FASB) Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142) (note 1(u)). SFAS No. 142 instead requires that goodwill be assessed annually for impairment for each of the Company’s reporting units. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows using a discount rate reflecting the Company’s average cost of funds.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

     (h) Other Intangible Assets

      Other intangible assets include the fair value of customer contracts and associated customer relationships and the cost of software rights acquired in connection with the Company’s purchase of SIGNAL (note 3). The customer-related intangible assets and software rights are expected to have no residual value, and are amortized on a straight-line basis over estimated useful lives of 10 and 4 years, respectively. The expected amortization expense of other intangible assets for the 5 years beginning January 1, 2003 is as follows: 2003, $4,300; 2004, $4,300; 2005, $4,300; 2006, $4,175; and 2007, $3,800.

     (i) Impairment of Long-Lived Assets

      For periods through December 31, 2001, the Company evaluated the recoverability of its long-lived assets in accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121), annually. The Company recognized impairment charges for certain long-term assets of Veritect in December 2001 (note 17). Effective January 1, 2002, the Company adopted the provisions of Statement of Financial Accounting Standards No. 144, Accounting for the Impairment on Disposal of Long-Lived Assets (SFAS No. 144) (note 1(u)).

     (j) Costs of Acquisitions

      Costs incurred by legal, financial and other professional advisors that are directly related to successful acquisitions are capitalized as a cost of the acquisition, while costs incurred by the Company for unsuccessful or terminated acquisition opportunities are expensed when the Company determines that the opportunity will no longer be pursued. Costs incurred on anticipated acquisitions are deferred.

     (k) Acquisition, Integration and Related Expenses

      Acquisition, integration and related expenses include costs specifically related to the Company’s business acquisitions, subsequent activities to integrate the acquired businesses into its organization, and costs associated with an unsuccessful financing. Expenses included in this category are limited to those types of expenses that are not allowable as contract costs under the Federal Acquisition Regulations. The following is a summary of acquisition, integration and related expenses:

	Year Ended December 31,

	2002	2001	2000

Employee retention costs	$—	$1,417	$2,620
Employee severance costs	—	—	1,755
Uncapitalized transaction expenses	—	—	262
Excess facility costs	—	650	—

Total acquisition, integration and related expenses	$—	$2,067	$4,637

     (l) Stock-Based Compensation

      The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25” issued in March 2000, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeds the exercise price. SFAS No. 123, Accounting for Stock-Based Compensation, established accounting and disclosure requirements using a fair value-based method of

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above, and has adopted the disclosure requirements of SFAS No. 123. The table below illustrates the effect on the net loss attributable to common stockholders if the fair-value-based method had been applied to employee stock benefits. Assumptions used in computing the pro forma effect of stock-based compensation for employees is presented in note 16.

	Year Ended December 31,

	2002	2001	2000

Net loss attributable to common stockholders:
As reported	$(46,456)	$(29,657)	$(25,738)

Pro forma	(47,516)	(29,949)	(26,043)

Net loss per share attributable to common stockholders:
Basic and diluted:
As reported	$(2.13)	$(3.96)	$(3.84)

Pro forma	(2.18)	(4.00)	(3.88)

      All equity-based awards to non-employees are accounted for at a fair value in accordance with SFAS No. 123.

     (m) Research and Development

      Company-sponsored research and development costs, including costs to develop proprietary software prior to technological feasibility, are expensed as incurred and amounted to $5,941, $6,218 and $5,795 in 2002, 2001 and 2000, respectively. Such expenses are included in indirect costs, selling and general and administrative expenses.

     (n) Income Taxes

      Income taxes are accounted for using the asset and liability method whereby deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities due to a change in tax rates is recognized in income in the period that includes the enactment date. Estimates of the realizability of deferred tax assets are based on the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies.

     (o) Earnings (Loss) Per Share

      Basic and diluted earnings and loss per share are presented in conformity with Statement of Financial Accounting Standards No. 128, Earnings Per Share (SFAS 128), and SEC Staff Accounting Bulletin No. 98 (SAB 98). Basic earnings or loss per share is computed using the sum of the weighted-average number of outstanding shares of common stock. Diluted earnings or loss per share is computed in a manner similar to that used for basic earnings per share after giving effect to the dilutive effects of the exercise of stock options, the exercise of stock warrants, and the conversion of Class A common stock. Except for the three-month periods ended December 31, September 30, and March 31, 2002, potentially dilutive securities are excluded

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

from the Company’s diluted loss per share computations as their inclusion would be anti-dilutive for periods in which the Company reports losses.

     (p) Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to credit risk include accounts receivable and cash and cash equivalents. Management believes that credit risk related to the Company’s accounts receivable is limited due to a large number of customers in differing segments and agencies of the U.S. government. Accounts receivable credit risk is also limited due to the creditworthiness of the U.S. government. Management believes the credit risk associated with the Company’s cash equivalents is limited due to the credit worthiness of the obligors of the investments underlying the cash equivalents.

     (q) Fair Value of Financial Instruments

      The carrying amounts of cash and cash equivalents, receivables, accounts payable and amounts included in other current assets and current liabilities that meet the definition of a financial instrument approximate fair value because of the short-term nature of these amounts.

      The fair value of the Company’s long-term debt is estimated by discounting the future cash flows at rates currently offered to the Company for similar debt instruments of comparable maturities by the Company’s lenders. The fair value of the Company’s interest rate swap at December 31, 2002 and 2001 was based on current market pricing models (note 7).

     (r) Derivative Instrument and Hedging Activities

      The Company accounts for derivative instruments and hedging activities in accordance with the Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities (SFAS 133), as amended, effective January 1, 2001. Derivatives are recognized as either assets or liabilities in the consolidated balance sheet, and gains and losses are recognized based on changes in the fair values. Gains and losses on derivatives designated as a hedge, and deemed to be effective hedges, are deferred and recognized upon contract completion. Gains and losses on derivatives that are not designated as a hedge, or that are not deemed to be effective hedges, are recognized upon the change in fair values. The classification of gains and losses resulting from the changes in fair values is dependent on the intended use of the derivative and its resulting designation.

      The Company does not hold or issue such financial instruments for trading purposes, nor is it a party to leveraged derivatives.

     (s) Commitments and Contingencies

      Liabilities for loss contingencies, including environmental remediation costs, arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment and/or remediation can be reasonably estimated. The Company accrues for losses associated with environmental remediation obligations when such losses are probable and reasonably estimable. Accruals for estimated losses from environmental remediation obligations generally are recognized no later than completion of the remedial feasibility study. Such accruals are adjusted as further information develops or circumstances change. Costs of future expenditures for environmental remediation obligations are not discounted to their present value.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

     (t) Use of Estimates

      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reported periods. The significant management estimates include estimated costs to complete fixed-price contracts, estimated award fees, deferred tax asset valuation allowance, recoverability of long-lived assets, reserve for accounts receivable, and loss contingencies. Actual results could differ from these estimates.

     (u) Recently Issued Accounting Standards

      In June 2001, the Financial Accounting Standards Board (the FASB) issued SFAS No. 141, Business Combinations (SFAS No. 141), and SFAS No. 142. In August, 2001, the FASB issued SFAS No. 144. The Company adopted the provisions of SFAS No. 141 as of July 1, 2001, and the provisions of SFAS No. 142 and SFAS No. 144 as of January 1, 2002.

      SFAS No. 141 requires that the purchase method of accounting be used for all business combinations completed after June 30, 2001, and specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The Company has applied the provisions of SFAS No. 141 to its acquisition of SIGNAL (note 3). SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144.

      In accordance with SFAS No. 141, goodwill acquired in purchase business combinations completed before June 30, 2001, has been amortized through December 31, 2001. For the years ended December 31, 2001 and 2000, goodwill amortization was $11,760 and $12,579, respectively. The following information reconciles reported net income and earnings per share to adjusted net income and earnings per share, excluding the goodwill amortization previously recognized.

	Years Ended December 31,

	2001	2000

Net income
Loss from continuing operations	$(3,817)	$(11,068)
Add back goodwill amortization	11,760	12,579

Adjusted income from continuing operations	$7,943	$1,511

Adjusted net loss attributable to common stockholders	$(9,689)	$(6,524)

Basic and diluted earnings per share
Loss from continuing operations attributable to common stockholders	$(1.61)	$(2.64)
Add back goodwill amortization	1.57	1.87

Adjusted loss from continuing operations attributable to common stockholders	$(0.04)	$(0.77)

Adjusted net loss attributable to common stockholders	$(2.39)	$(1.97)

Weighted average common shares outstanding	7,479,979	6,710,679

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      With the adoption of SFAS No. 142, the Company evaluated goodwill acquired in purchase business combinations completed prior to June 30, 2001, and determined that reclassifications to conform with the new classification criteria of SFAS No. 141 were not required. The Company also reassessed the useful lives and residual values of all intangible assets acquired in purchase business combinations completed prior to June 30, 2001, and determined that estimated useful lives as assigned were proper.

      Also, in accordance with SFAS No. 142, the Company completed two impairment tests of goodwill during 2002. The transitional impairment test was conducted in the second quarter based on the carrying amount of unamortized goodwill of $207,855 at January 1, 2002. The Company performed the required annual impairment test for goodwill based on the goodwill carrying value of $379,971 at December 31, 2002, including $172,116 of goodwill acquired in connection with the acquisition of SIGNAL (note 3). For both tests the Company determined that no adjustment to the carrying value is required.

      SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and replaces SFAS No. 121. SFAS No. 144 requires that long-lived assets, excluding goodwill, be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      SFAS No. 144 also supersedes the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 (APB No. 30), Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and infrequently Occurring Events and Transactions for the disposal of a segment of a business (as previously defined in APB No. 30). SFAS No. 144 requires companies to separately report discontinued operations and extends that reporting to a component of an entity that either has been disposed of (by sale, abandonment, or in a distribution to owners) or is classified as held for sale. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. The provisions of SFAS No. 144 were not applied to the Company’s disposal of Veritect (note 17) as the Company committed to this disposal prior to January 1, 2002.

      In July 2001, the FASB issued Statement of Financial Accounting Standards No. 143, Accounting for Asset Retirement Obligations (SFAS No. 143), which will be effective for fiscal years beginning after June 15, 2002. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred, if a reasonable estimate of fair value can be made. The Company does not expect that this statement will have a significant effect on its consolidated financial position or results of operations.

      In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145). SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Bulletin No. 30. The provisions of SFAS No. 145 are effective for fiscal years beginning after December 15, 2002. The Company has recognized extraordinary losses from debt extinguishments in 2002 and 2000, and beginning in 2003, will reclassify its extraordinary losses on debt extinguishments to operating expenses, and the tax benefits associated with the debt extinguishments to income tax expense (benefit).

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

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

      In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure (SFAS No. 148), which amends SFAS No. 123. SFAS No. l48 provides alternate methods of transition for a voluntary change to the fair value based method of accounting for stock-based compensation, and requires enhanced disclosure about the method used and the effect of the method used on requested results. Under SFAS No. 148, stock-based compensation disclosures must be included with the summary of significant accounting policies, and made both quarterly and annually. The Company does not plan to adopt the fair value method of accounting for stock-based compensation, but in accordance with the disclosure provisions of SFAS No. 148, has included the pro forma effects of stock-based compensation in note 1(l).

      In November 2002, the FASB issued FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, including Guarantees of Indebtedness of Others (FIN 45), which elaborates on existing disclosure of most guarantees and clarifies when a company must recognize an initial liability for the fair value of obligations it assumes under guarantee agreements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for the Company’s year ended December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material impact on its financial position, results of operations or disclosures.

(5) Receivables

      Receivables consist of the following:

	December 31,

	2002	2001

U.S. Government agencies:
Billed	$110,165	$91,370
Unbilled	108,525	91,696
Retainage	4,820	9,617

	223,510	192,683

Other government and commercial customers:
Billed	9,852	9,462
Unbilled	6,462	2,268

	16,314	11,730

	239,824	204,413
Less — reserve for uncollectible balances	(2,058)	(2,250)

Total	$237,766	$202,163

      Unbilled receivables reflect revenue recognized in excess of amounts billed. It includes revenues from the month preceding the balance sheet date that will be billed in the following month, as well as various contract

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

hold-backs and retainage which are not currently billable under the terms of the contract. The Company estimates that substantially all of the unbilled receivables at December 31, 2002 will be billed within one year.

(6) Inventories

      Inventory balances consist of the following:

	December 31,

	2002	2001

Raw materials	$1,049	$1,073
Work in process	315	492
Finished goods	550	414
Supplies and spare parts	613	853

	2,527	2,832
Less — reserve for excess and obsolete inventory	(684)	(321)

	$1,843	$2,511

(7) Long-Term Debt

      Long-term debt consists of the following:

	December 31,

	2002	2001

Bank credit facilities:
Revolving credit loans	$—	$50,550
Term loans	267,650	108,350
Seller notes	25,000	—
Subordinated notes, net of unamortized discount of $8,154 at December 31, 2001	—	86,846

	292,650	245,746
Less — current installments	10,473	1,100

Long-term debt, net of current installments	$282,177	$244,646

     (a) Revolving Credit Facilities and Term Loans

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

      With its acquisition of SIGNAL (note 3), the Company amended the 2002 facility (the Amended 2002 Facility) whereby the term loan facility was increased from $130,000 to $270,000, and the revolving credit facility was increased from $70,000 to $90,000. The provision for aggregate stand-by letters of credit remained consistent at $20,000, and any issued letters of credit continue to reduce the funds available under the revolving credit facility. The revolving credit and term loan facilities’ expiration dates of June 30, 2007 and 2008, respectively, were not amended.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

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

      Interest is due and payable either quarterly or at various monthly intervals based on the underlying type of loan. To date, the Company has elected to apply LIBOR to outstanding borrowings. At December 31, 2002, the effective interest rate, including the effect of amortization of debt issuance costs and other bank fees, for the outstanding borrowings under the term loan facility was 5.32 percent.

      At December 31, 2002, the Company had two LIBOR loans outstanding under the term facility, and no amounts outstanding under the revolving credit facility. The Company also had approximately $2,317 of outstanding stand-by letters of credit at December 31, 2002, and $87,683 of borrowing capacity under the revolving facility.

      The Amended 2002 Facility contains covenants that stipulate minimum amounts of earnings before interest, taxes, depreciation and amortization (EBITDA), fixed charge coverage and asset coverage ratios, as well as maximum total leverage ratio and capital expenditures. The facility also contains negative covenants that impose limitations upon: certain investments; creation of liens; mergers and liquidation; sale of assets; payment of cash dividends and distributions; exchanges and issuances of capital stock; transactions with affiliates; certain accounting changes and organizational document amendments; amendments to, and payments and prepayments of, subordinated debt; restrictive agreements; alterations to the nature of the business; impairment of security interests; and the incurrence of additional indebtedness. Substantially all of the Company’s assets serve as collateral under the Amended 2002 Facility. At December 31, 2002, the Company was in compliance with the financial covenants of the Amended 2002 Facility.

      The Company capitalized $2,561 of debt issuance costs in June 2002 associated with the 2002 Facility, consisting primarily of legal fees and underwriting fees paid to the administrative agent for the account of the lenders. The Company capitalized an additional $3,955 of underwriting fees paid to the administrative agent for the account of the lenders in connection with the expansion of the 2002 Facility. All of the debt issuance costs are being amortized from the date incurred to June 30, 2007, the expiration date of the revolving credit facility. The unamortized balance of $6,023 at December 31, 2002, is included as deferred financing costs in the accompanying consolidated balance sheet as of that date.

      Effective September 14, 2000, the Company entered into an amended credit facility (the 2000 facility) under which it could borrow up to $199,500, subject to certain limitations. The 2000 facility consisted of an $89,500 revolving credit facility and a $110,000 term loan. The 2000 facility also provided for aggregate stand-by letters of credit of $20,000, which reduced available funds under the revolving credit facility when issued.

      Borrowings under the 2000 facility bore interest at LIBOR plus 2.50 to 3.75 percent, or the prime rate plus 1.25 to 2.50 percent. The weighted average effective interest rate for outstanding term and revolving loans was 6.55 percent at December 31, 2001. All outstanding borrowings and obligations under the 2000 facility were repaid and fulfilled on June 10, 2002, with proceeds received under the 2002 facility and from the initial public offering of the Company’s stock.

      Effective September 7, 1999, the Company entered into a senior revolving credit facility (the 1999 facility) under which it could borrow up to $150,000, subject to certain limitations. The 1999 facility was obtained to provide working capital for ongoing operations, to partially fund the cost of acquisitions, and to refinance debt under a prior credit facility. Borrowings under the 1999 facility bore interest at LIBOR plus 1.75 to 2.50 percent, or the prime rate plus 0.25 to 1.0 percent. All outstanding borrowings and obligations

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

under the 1999 facility were repaid and fulfilled on September 14, 2000, with proceeds received under the 2000 facility and the sale of senior subordinated notes.

      In connection with the refinancing of the 2000 and 1999 facilities, the Company wrote off $2,771 and $1,541, respectively, of unamortized debt issuance costs. These write-offs, net of income tax benefits of $1,125 in 2002 and $616 in 2000, are reflected as extraordinary losses in the 2002 and 2000 consolidated statements of operations.

     (b) Seller Notes

      In connection with the acquisition of SIGNAL (Note 3), the Company issued two senior subordinated promissory notes payable (the Seller Notes) with an aggregate principal amount of $25,000 to the selling shareholders of SIGNAL. The seller notes bear interest at 9.50 percent per annum through December 23, 2003, 11.50 percent from December 24, 2003 to December 23, 2004, and at rates increasing incrementally 1 percent per twelve-month period thereafter. Interest is due and payable quarterly on the last day of each November, February, May and August. Principal payments commence when the Company’s total leverage ratio falls below 3.0 to 1.0, and are thereafter due and payable quarterly in amounts based on the defined leverage ratios in a note agreement underlying the seller notes. Any principal outstanding beyond September 30, 2007, is due in full on December 31, 2007.

      The Seller Notes contain covenants that, effective beginning with the calendar quarter ending December 31, 2002, stipulate minimum amounts of EBITDA, a minimum fixed charge coverage and a maximum total leverage ratio. The Seller Notes also contain negative covenants that impose limitations upon: certain investments; creation of liens; mergers and liquidation; sale of assets; payment of cash dividends and distributions; exchanges, redemptions and issuances of capital stock; transactions with affiliates; certain accounting changes and organizational document amendments; restrictive agreements; alterations to the nature of our business; and the incurrence of additional indebtedness. The Company was in compliance with the covenants of the Seller Notes as of December 31, 2002.

     (c) Subordinated Notes

      Effective September 14, 2000, the Company sold $95,000 of senior subordinated notes (the 2000 notes) with a scheduled maturity date of July 31, 2008. The 2000 notes bore interest at 14.5 percent per annum, and interest was due and payable quarterly. The Company had the option, through June 30, 2005, of paying 1.5 percent of the interest in like-kind notes, but elected to pay all interest in cash.

      The 2000 notes were carried at the face amount of $95,000 less a discount equal to the fair value of Class B common stock warrants issued in connection with the sale of the notes (see note 12). The discount was amortized to interest expense over the term of the notes.

      In connection with the early retirement of the 2000 notes, the Company incurred a prepayment fee equal to 6 percent of the face value of the 2000 notes, or $5,700. The Company also wrote-off $7,885 of unamortized discount associated with the 2000 notes. These two amounts, net of an aggregate income tax benefit of $5,464, are included as a component of the extraordinary loss from debt extinguishment reported in the consolidated statement of operations for the year ended December 31, 2002.

      Effective September 7, 1999, the Company sold senior subordinated notes (the 1999 notes) totaling $175,000. The initial term of the notes was seven years, but the Company retained an option to redeem them in the first year from proceeds of permanent financing. The 1999 subordinated notes together with accrued interest and cancellation fees were paid in full on September 14, 2000 with proceeds from the sale of the 2000 notes and from the 2000 facility.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      Interest on the 1999 notes was payable semi-annually on March 1 and September 1 of each year, beginning on March 1, 2000. The interest rate was initially 11.96 percent and increased 0.50 percent every 90 days through September 14, 2000. For the year ended December 31, 2000, the Company recorded interest expense on the 1999 notes based on an effective interest rate of 13.7 percent.

      In connection with the sale of the 1999 notes, the Company incurred various funding and placement fees totaling 2.5 percent of the face value of the notes ($4,375). The fees were amortized to interest expense over the one-year period that the 1999 notes were expected to be outstanding.

      The 1999 notes also contained a fee equal to 3 percent of the outstanding principal balance in the event of prepayment or refinancing. This fee of $5,250, which was paid September 14, 2000, was amortized to interest expense over the one-year period that the 1999 notes were expected to be outstanding.

     (d) Extraordinary Loss on Debt Extinguishment

      A summary of the components of extraordinary losses on debt extinguishments for the periods presented is as follows:

	Year Ended December 31,

	2002	2001	2000

Loss associated with 2000 and 1999 facilities — write-off of unamortized deferred financing costs	$2,771	$—	$1,541
Loss associated with subordinated notes:
Write-off of unamortized discount	7,885	—	—
Prepayment penalty	5,700	—	—
Issuance of anti-dilutive warrants	2,138	—	—

	18,494	—	1,541
Less income tax benefit	7,556		616

Extraordinary loss from debt extinguishments	$10,938	$—	$925

     (e) Swap Agreement

      The Company is party to an interest rate swap agreement under which it exchanges floating-rate interest payments for fixed-rate interest payments. The agreement has a notional amount of $20,000, and expires in February 2003. The fair value of the swap agreement at December 31, 2002 and 2001 is ($215) and ($807), respectively.

      The Company adopted the provisions of SFAS 133, effective January 1, 2001, and concluded that the swap agreement does not qualify as an effective hedge. Accordingly, the (increase) and decrease in the fair value of the swap of ($592) and $788 during the years ended December 31, 2002 and 2001, respectively, are recognized as components of net interest expense. Also, the fair value of the swap at January 1, 2001 of ($19) is not considered significant, and therefore, has been recorded as interest expense and not a cumulative effect of a change in accounting principle.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

(f) Maturities and Fair Value

      The aggregate maturities of long-term debt at December 31, 2002, are as follows:

2003	$10,473
2004	13,964
2005	13,964
2006	15,128
2007	111,715
Thereafter	127,406

$292,650

      The estimated fair value of the Company’s long-term debt is as follows:

	December 31,

	2002	2001

Revolver facility	$—	$50,550
Term loans	267,650	108,350
Seller notes	25,000	—
Subordinated notes	—	100,700

	$292,650	$259,600

      The fair value of the subordinated notes at December 31, 2001, represents the amount required to redeem those notes with the proceeds from the initial public offering of common stock at their face amount plus a 6% early redemption fee. The fair values of the revolver facility, term loans and Seller Notes are based on the estimated cash flows of these debts.

(8) Leases

      The Company leases office facilities and certain equipment. Future minimum lease payments under such noncancellable leases as of December 31, 2002, are as follows:

2003	$28,715
2004	26,816
2005	23,640
2006	20,685
2007	18,183
Later years	77,715

$195,754

      The amounts above include $791 due under capital lease arrangements with an average effective interest rate of 8.6 percent. The principal portion of $736 of these non-cancelable future minimum lease payments is included in other long-term liabilities.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      Future minimum sublease income scheduled under noncancelable sublease agreements is as follows:

2003	$3,489
2004	2,018
2005	1,886
Later years	5,027

$12,420

      Rent expense was $26,098, $20,459 and $19,525 in 2002, 2001 and 2000, respectively.

(9) Income Taxes

      The total income taxes are allocated as follows:

	Year Ended December 31,

	2002	2001	2000

Income from continuing operations	$17,648	$6,222	$1,823
Loss from discontinued operations	—	(5,149)	(4,013)
Loss on disposal of discontinued operations	(1,561)	(3,881)	—
Stockholders’ equity	(542)	—	—
Extraordinary loss on extinguishments of debt	(7,556)	—	(616)

Total income tax expense (benefit)	$7,989	$(2,808)	$(2,806)

      The components of income tax expense attributable to income (loss) from continuing operations before extraordinary items are as follows:

	Year Ended December 31,

	2002	2001	2000

Current:
Federal	$9,210	$4,299	$3,270
State	2,971	1,022	908

Total current	12,181	5,321	4,178

Deferred:
Federal	4,819	745	(2,085)
State	648	156	(270)

Total deferred	5,467	901	(2,355)

Total income tax expense attributable to income (loss) from continuing operations	$17,648	$6,222	$1,823

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The income tax expense attributable to income (loss) from continuing operations before extraordinary items differs from the amounts computed by applying the U.S. federal income tax rate of 35 percent to pretax income (loss) before extraordinary items as a result of the following:

	Year Ended December 31,

	2002	2001	2000

Expected tax expense (benefit) computed at federal rate	$15,124	$842	$(3,236)
State and local taxes, net of federal benefit	2,352	766	415
Goodwill amortization	—	4,124	4,403
Nondeductible expenses	464	474	471
Other, net	(292)	16	(230)

Total income tax expense attributable to income (loss) from continuing operations	$17,648	$6,222	$1,823

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and liabilities are presented below:

	Year Ended December 31,

	2002	2001

Deferred tax assets:
Net operating loss carryforwards	$3,205	$4,511
Receivables, inventory and other reserves	2,897	3,484
Pension and postretirement benefits	2,472	2,617
Other accrued expenses	10,155	9,345
Other	1,642	5,410

Total gross deferred tax assets	20,371	25,367

Deferred tax liabilities:
Retainages	(4,791)	(5,810)
Change in tax accounting method	—	(1,847)
Work in progress	—	(423)
Goodwill amortization	(1,146)	—
Other	(5,668)	(3,841)

Total gross deferred tax liabilities	(11,605)	(11,921)

Net deferred tax asset	$8,766	$13,446

      There was no valuation allowance at December 31, 2002, 2001 or 2000. Based upon the level of historical taxable income and projections for future taxable income over the periods in which the deferred tax assets are deductible, management believes it is more likely than not the Company will realize the benefits of these deductible differences. The amount of the deferred tax asset considered realizable, however, could be reduced if estimates of future taxable income during the carryforward period are reduced.

      At December 31, 2002, the Company has net operating loss carryforwards for federal and state income tax purposes of $8,780 which expire in 2008 through 2019. All of these loss carryforwards are subject to the ownership change limitations under Section 382 of the Internal Revenue Code, which limits the amount of the acquired net operating loss carryforwards that may be used to $1,741 per year.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

(10) Series A Redeemable Preferred Stock

      In September 1999, the Company completed an offering of 40,000 units, with each unit consisting of one share of Senior redeemable, exchangeable preferred stock, Series A (the Series A redeemable preferred stock) and 14.74 warrants to purchase shares of common stock (note 12). The dividend rate on the Series A redeemable preferred stock of 13.50 percent on September 7, 1999 was subject to adjustment in the event that the subordinated notes (note 7(c)) were refinanced. On September 14, 2000, the Company refinanced the subordinated notes, and as a result the dividend rate on the Series A redeemable preferred stock increased to an annual rate of 15.25 percent. The Company had the option of paying the dividends in cash or in like-kind preferred stock, and elected to pay all dividends with like-kind preferred stock. Dividends accrued daily, were payable quarterly, and dividends on like-kind preferred stock compounded quarterly. Dividends paid with like-kind preferred stock were accrued at the estimated fair value of the preferred stock.

      At the date of issuance, the Company recorded the Series A redeemable preferred stock at its estimated fair value by allocating a portion of the total proceeds to the warrants issued concurrently with the Series A redeemable preferred stock (note 12). The Company accreted the difference between the fair value at the date of issue and the aggregate liquidation value, together with issue costs, over the period from the issue date to the mandatory redemption date.

      Holders of the Series A redeemable preferred stock had no conversion rights. Also, holders of the Series A redeemable preferred stock had no voting rights except if the Company failed to pay dividends in respect to three or more quarterly dividend periods in the aggregate, failed to make a mandatory redemption or purchase offer upon a change of control or failed to comply with certain covenants.

      The Series A redeemable preferred stock had a liquidation preference of $1,000 per share plus all declared and unpaid dividends. Accrued dividends at December 31, 2001 and 2000 totaled, $1,468 and $1,239, respectively, and are included with Series A redeemable preferred stock in the consolidated balance sheets.

      Effective June 10, 2002, in connection with the initial public offering of its common stock, the Company redeemed all outstanding Series A preferred stock, including a 12 percent early redemption penalty of $6,969 and accrued dividends of $1,328 (note 2(a)). The early redemption penalty, the dividends, and the remaining difference between the fair value of Series A preferred stock and its liquidation value, are reflected as a deduction from net loss to derive net loss attributable to common stockholders.

(11) Common Stock

(a) Redeemable Convertible Class A Common Stock

      Effective September 7, 1999, the Company sold 7,318,325 shares of Class A common stock. In connection with the Company’s initial public offering of its common stock, on June 10, 2002, all of the Class A common stock was converted into common stock at the rate of 1.365188 shares of common stock for each share of Class A common stock, (note 2(c)).

      Holders of a majority of Class A common stock had the right to elect two directors, and to consent to certain specified actions involving cash and stock dividends, acquisitions, mergers, divestitures, and debt and equity offerings. For all other matters, including the election of all remaining directors, Class A stockholders voted on a share-for-share basis with common stockholders. However, at no time were Class A stockholders entitled to vote more than 50 percent of the total outstanding stock.

      Also effective September 7, 1999, Class A stockholders were granted the right to purchase pro-rata shares of any equity offering at fair market value, and the right to redeem their shares five years after the original issue date at the greater of its fair market value or $15.04 per share. Accordingly, Class A common stock was excluded from stockholders’ equity. The Company accreted the difference between the net proceeds from the

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

sale of the Class A common stock and the minimum redemption value of $15.04 per share over the period from the issue date to the mandatory redemption date. The difference remaining upon the conversion of the Class A common stock on June 10, 2002 (note 2(c)) has been deducted from net loss to derive the net loss attributable to common stockholders.

(b) Common Stock

      On May 16, 2002, the Company effected a 1.33-for-1 stock split of the Company’s Class B common stock, and the conversion of Class B common stock to common stock on a share-for-share basis (note 2(d)). The Company’s common stock began trading on the New York Stock Exchange on June 5, 2002, under the ticker symbol “VNX”.

(12) Stock Warrants

      As part of its September 7, 1999 sale of 40,000 units including Series A redeemable preferred stock and stock warrants, the Company issued warrants to purchase 783,921 shares of common stock (subsequently adjusted to warrants to purchase 733,181 shares of common stock as discussed below). Each warrant entitles its holder to purchase one share of common stock at $0.000075 per share. Warrants may be exercised at any time through September 7, 2010. The proceeds from the sale of the 40,000 units were allocated to the Series A redeemable preferred stock and the warrants based on the estimated value of the warrants.

      Effective with the refinancing of the 1999 facility and the 1999 notes, the preferred stockholders remitted 50,740 warrants to the Company in exchange for the increase in the preferred dividend rate from 13.50 percent to 15.25 percent. The remittance of the warrants has been reflected as a $738 adjustment to additional paid-in capital and retained earnings based on the warrant value at September 14, 2000 using the Black-Scholes method and the following assumptions: a risk-free interest rate of 5.78 percent, expected common stock market price volatility factor of 50 percent, and a term of 10 years.

      In connection with the sale of the 2000 notes (note 7(c)), the Company issued warrants to purchase 815,890 shares of common stock. Each warrant entitles its holder to purchase one share of common stock at $0.000075 per share. Warrants may be exercised at any time through September 14, 2008.

      The Company valued the warrants under the fair value method as required by SFAS 123. The Black-Scholes method was used with assumptions consistent with those used in the valuation of the concurrent remittance of warrants from preferred stockholders. The fair value of these warrants was estimated to be $9,754 at September 14, 2000. This amount was reflected as a discount to the face amount of the 2000 notes, and was amortized on a straight-line basis over the term of the notes. Concurrent with the prepayment of the 2000 notes on June 10, 2002, the Company wrote-off unamortized discount of $7,885 (note 2(e)).

      Effective June 10, 2002, in connection with the conversion of Class A common stock to common stock, the Company issued 257,956 additional warrants to purchase common stock, to the Series A preferred stockholders and 2000 noteholders, in accordance with anti-dilutive clauses in the respective preferred stock and note agreements. These warrants have been valued using the Black-Scholes method. The value of warrants issued to the 2000 noteholders has been recorded as a component of the extraordinary loss on debt extinguishment, and the value of warrants issued to the former Series A preferred stockholders has been recorded as a deduction to net income to derive the net loss attributable to common stockholders (note 7(d)).

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      A summary of the activity related to stock warrants is as follows:

	Year Ended December 31,

	2002	2001	2000

Warrants outstanding at beginning of year	1,549,071	1,549,071	783,921
Warrants issued to holders of 2000 notes	—	—	815,890
Warrants exchanged for increase in preferred stock dividend rate	—	—	(50,740)
Warrants issued upon conversion of Class A common stock	257,956	—	—
Warrants exercised	(1,048,432)	—	—

Warrants outstanding at end of year	758,595	1,549,071	1,549,071

(13) Earnings Per Share

      Basic earnings (loss) per share (EPS) is computed by dividing net income available, or loss attributable, to common stockholders by the weighted average number of outstanding shares of common stock.

      Diluted earnings per share for the three months ended December 31, September 30 and March 31, 2002 (unaudited) (note 20), is based on the net income and the weighted average number of outstanding shares of common stock as adjusted for the dilutive effect of stock options and warrants under the treasury stock method. Diluted loss per share for the years ended December 31, 2002, 2001 and 2000, does not include the weighted average effect of potentially dilutive securities since the effect would be anti-dilutive, and as such is computed in the same manner as the basic earnings (loss) share. The weighted average number of shares used in the computations of basic and diluted EPS are as follows:

	Year Ended December 31,

	2002	2001	2000

Basic EPS	21,784,148	7,479,979	6,710,679
Potentially dilutive securities used in computations of EPS	—	—	—

Total weighted average number of shares used in computation of diluted EPS	21,784,148	7,479,979	6,710,679

      Had the effect of the Class A common stock, stock options and warrants been dilutive, the following weighted average number of shares would have been added to the basic average number of shares, and the resulting weighted average number of diluted shares as shown would be used to compute diluted EPS:

	Year Ended December 31,

	2002	2001	2000

Potentially dilutive securities added when effect is dilutive:
Class A common stock	4,412,643	9,990,889	9,436,069
Stock options and warrants	2,457,064	1,871,135	1,436,551

Total weighted average number of shares used in computation of diluted EPS when effect of potentially dilutive securities is dilutive	28,653,855	19,342,003	17,583,299

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The net loss attributable to common stockholders for the years ended December 31, 2001 and 2000 is based on net loss from continuing operations before extraordinary items, as adjusted for preferred stock dividends and the accretion of differences between the carrying and liquidation values of preferred stock and Class A common stock. During the year ended December 31, 2002, in addition to preferred stock dividends and accretion amounts, there were several non-recurring transactions related to the recapitalization of the Company that are recognized as deductions to derive net loss attributable to common stockholders. The transactions and the respective amounts, including the preferred dividends and accretion, together with the effects on income (loss) from continuing operations before extraordinary items, are as follows:

	Year Ended December 31,

	2002	2001	2000

Income (loss) from continuing operations before extraordinary items	$25,563	$(3,817)	$(11,068)
Adjustments for net income (loss) attributable to common stockholders:
Preferred stock dividends	3,307	6,568	5,060
Premium due upon early redemption of preferred stock	6,969	—	—
Accretion to redemption values of preferred and Class A common stock	9,569	1,640	1,575
Beneficial conversion of Class A common stock	35,306	—	—
Issuance of anti-dilutive warrants to preferred stockholders	1,989	—	—
Liquidity event fee paid to Class A common stockholders	1,600	—	—

Total adjustments to income (loss) from continuing operations before extraordinary loss	58,740	8,208	6,635

Loss from continuing operations before extraordinary loss attributable to common stockholders	$(33,177)	$(12,025)	$(17,703)

(14) Employee Benefit Plans

(a) Defined Contribution Plans

      The Company maintains two defined contribution plans, the Veridian Retirement Savings Plan (the VRSP) and the SIGNAL Corporation 401(k) Plan (the SIGNAL 401(k)) to provide retirement benefits to eligible employees. Substantially all employees are eligible to participate in the VRSP or the SIGNAL 401(k). The Company also has maintained various defined contribution plans including 401(k) and employee stock ownership plans that were inherited with business acquisitions completed in recent years. All of these 401(k) plans, with the exception of the SIGNAL 401(k), have been merged into the VRSP, and the Company is in the process of terminating the employee stock ownership plans. Participants of the employee stock ownership plans have the option of transferring their account balances to the VRSP or another qualified retirement plan, or of receiving distributions.

      The Company’s matching and discretionary contributions to its defined contribution plans were $23,503, $22,993, and $17,697 during 2002, 2001 and 2000, respectively. Also, as of December 31, 2002 and 2001, the VRSP held 2,440,388 and 2,490,014 shares of common stock, respectively, which represented approximately 7 and 33 percent, respectively, of total outstanding shares of common stock.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

(b) Defined Benefit Plans

      The Company had maintained defined benefit plans for certain employee groups and in November 2001, completed the termination process and distribution of assets of its last remaining defined benefit plan. The Company recognized a settlement loss of $1,119 for the year ended December 31, 2001 related to this plan termination and resulting settlement. The Company also recognized a gain of $512 during the year ended December 31, 2002, related to the previous termination of another benefit plan.

      The net pension cost (income) consists of the following:

	Year Ended
	December 31,

	2001	2000

Components of net periodic pension cost (income):
Service cost	$46	$7
Interest accrued on projected benefit obligation	137	220
Expected return on plan assets	(207)	(352)
Recognized net actuarial gain	1	(12)

Net periodic pension cost (income)	$(23)	$(137)

      Changes in the plan’s assets and benefit obligation are as follows:

Year Ended
December 31,

2001

Changes in plan assets:
Fair value of plan assets at beginning of year	$4,784
Actual return on plan assets	280
Reversion of residual assets	(160)
Benefits paid, including termination distributions	(4,904)

Fair value of plan assets at end of year	—

Changes in benefit obligation:
Benefit obligation at beginning of year	3,106
Service cost	46
Interest cost	137
Actuarial loss	633
Settlement loss	982
Benefits paid, including termination distributions	(4,904)

Benefit obligation at end of year	$—

(15) Other Postretirement Benefits

      The Company provides retiree health benefits to certain individuals who retired from Calspan SRL Corporation (CSRL) (previously a wholly-owned subsidiary of the Company that has been merged into another wholly-owned subsidiary of the Company) prior to November 1, 1995, and to certain employees and retirees of ERIM. The benefits are provided under two plans.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The retiree health plan covering CSRL retirees was contributory based on years of service, with contributions adjusted annually. The Company does not pre-fund these benefits and, effective January 1, 1996, the Company eliminated the medical cost escalation benefit for retirees.

      The plan covering ERIM employees and retirees is a contributory plan under which benefits are based upon years of service. Employees become eligible for benefits after meeting certain age and service requirements. The Company funds this plan via annual contributions that are actuarially determined.

      The components of the net periodic postretirement expense are as follows:

	Year Ended
	December 31,

	2002	2001	2000

Interest cost on accumulated postretirement benefit obligation	$559	$582	$582
Service costs	53	64	57
Expected return on assets	(98)	(110)	(77)
Net amortization and deferral	(10)	(19)	(42)

Net periodic postretirement expense	$504	$517	$520

      Changes in the plan’s assets and benefit obligations are as follows:

	Year Ended
	December 31,

	2002	2001

Change in the benefit obligations:
Benefit obligation at beginning of year	$8,098	$7,794
Interest costs	559	582
Service costs	53	64
Actuarial (gain) loss	675	241
Benefits paid	(888)	(583)

Benefit obligation at end of year	8,497	8,098

Change in plan assets:
Fair value of plan assets at beginning of year	1,975	1,766
Actual return on plan assets	(116)	(69)
Employer contribution	888	861
Benefits paid	(888)	(583)

Fair value of plan assets at end of year	$1,859	$1,975

      Unrecognized net gains or losses are amortized on a straight-line basis over the average remaining service period of active employees expected to receive benefits from the plans. The amounts are only amortized to the extent that their value exceeds 10% of the accumulated postretirement benefit obligation.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The accrued postretirement benefit costs in the accompanying balance sheets are comprised of the following components:

	Year Ended
	December 31,

	2002	2001

APBO — Retirees	$6,638	$6,123
Unrecognized net actuarial gain (loss)	(547)	315

Accrued postretirement benefit cost	$6,091	$6,438

      Actuarial assumptions used in the calculation of the liability for postretirement benefits are as follows:

	Year Ended December 31,

	2002	2001	2000

Discount rate	6.75%	7.25%	7.50%
Health care cost trend rate	10.00%	6.42%	7.01%
Ultimate trend rate	5.00%	5.25%	5.50%
Year ultimate trend rate is achieved	2004	2004	2004

      Assumed health care cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one-percentage point change in assumed health care cost trend rates would have the following effects:

	1-Percentage	1-Percentage
	Point Increase	Point Decrease

Effect on total of service and interest cost components	$14	$(12)
Effect on accumulated postretirement benefit obligation	228	(202)

(16) Stock Awards

      The Company adopted the Veridian Corporation 2000 Stock Incentive Plan (the Plan) on June 14, 2000 to promote the interests of the Company by encouraging participants to acquire an, or increase their equity interest in, the Company. The adoption represented the amendment and restatement of the Veridian Corporation Incentive Stock Option Plan. Employees, consultants, and non-employee directors of the Company or its affiliates are eligible to participate. The Plan provides for the granting of stock options, the leveraged purchase of common stock by employees, and the award of restricted and phantom stock. A total of 4,788,000 shares of common stock are reserved for awards and purchases under the Plan. As of December 31, 2002, a total of 516,984 shares were reserved for future awards under the Plan.

      Under the Plan, options are granted with exercise prices that are no less than 100 percent of the estimated fair market value of the Company’s common stock at the date of grant, and options granted are exercisable for up to ten years from the date of grant. Many of the options granted after 1999 were at an exercise price of two times estimated fair market value. Stock options granted under the Plan gradually vest over four years.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      The following table summarizes the activity of the Plan since January 1, 2000:

		Weighted
		Average
	Number of	Exercise
	Shares	Price

Outstanding options, January 1, 2000	1,189,327	$6.48
Options issued	1,283,743	21.57
Options exercised	(12,471)	5.87
Options cancelled	(155,458)	5.38

Outstanding options, December 31, 2000	2,305,141	15.02

Options exerciseable December 31, 2000	740,899	6.03

Weighted-average fair value of options granted during 2000		8.79

Options issued	169,777	21.15
Options exercised	(2,184)	6.48
Options cancelled	(250,416)	19.45

Outstanding options, December 31, 2001	2,222,318	14.99

Options exerciseable December 31, 2001	980,876	8.36

Weighted-average fair value of options granted during 2001		8.76

Options issued	1,439,517	18.44
Options exercised	(106,702)	6.30
Options cancelled	(130,536)	16.68

Outstanding options, December 31, 2002	3,424,597	16.61

Options exerciseable, December 31, 2002	1,821,463	14.68

Weighted-average fair value of options granted during 2002		$10.14

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      As required by SFAS 123, the Company has determined the pro forma information as if the Company had accounted for stock options granted since January 1, 1995, under the fair value method prescribed in SFAS 123, and presented the pro forma information in note 1(l). The Black-Scholes option pricing model was used with the following weighted-average assumptions for 2002, 2001 and 2000: risk-free interest rates of 3.6 percent in 2002, 4.5 percent in 2001, and 5.1 percent in 2000, expected common stock market price volatility factor of 50 percent for 2002, and 0 percent for 2001 and 2000, and an average expected option life of five years.

      Information regarding outstanding options is as follows:

	December 31, 2002

	Options Outstanding			Options Exercisable

		Weighted	Weighted		Weighted
		Average	Average		Average
	Number of	Exercise	Remaining	Number of	Exercise
Range of Exercise Prices	Options	Price	Contractual Life	Options	Price

Less than $5.00	264,938	$0.72	3.07	264,935	$0.72
$5.00 — $9.99	198,958	$6.14	4.57	198,959	$6.14
$10.00 — $14.99	955,049	$13.10	6.46	873,320	$12.97
$15.00 — $19.99	1,226,005	$17.67	9.21	7,315	$15.03
$20.00 — $29.36	779,647	$27.31	7.95	476,934	$29.10

Total	3,424,597	$16.61	7.41	1,821,463	$14.68

      Under the Plan, during 2001 and 2000, the Company sold 70,055 and 836,355 shares of common stock, respectively, to various employees at $14.68 and $14.55 per share, respectively. The Company received promissory note agreements from each purchaser as payment for the common stock. The notes bear interest at 6.05 percent per annum, are full-recourse, and are secured by the shares of the common stock for which the notes were made. Interest compounds monthly, but is not due until the earlier of the sale of the common stock or ten years from the date of the promissory note. Interest on the notes receivable was $691, $706 and $185 during the years ended December 31, 2002, 2001 and 2000, respectively. Both the principal and the accrued interest due under the note receivable agreements are included as a reduction to stockholders’ equity.

      During the years ended December 31, 2002 and 2001, certain employees holding common stock under the Plan left the Company. Upon their termination, the Company recognized interest receipts of $8 in 2002 and $105 in 2001, and repurchased the shares held by these employees in exchange for the cancellation of their promissory note agreements.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

(17) Discontinued Operations

      On December 12, 2001, the Company adopted a formal plan to exit its commercial network security business operated through its wholly-owned subsidiary, Veritect. The business was acquired September 7, 1999, as part of the Company’s acquisition of Trident Data Systems, Inc. and was established as a separate subsidiary in 2000. The business was further developed to address the market for remote managed network security services. Revenues of Veritect for the years ended December 31, 2001 and 2000 totaled $13,560 and $17,359, respectively.

      Based on available market information and interest expressed in this business, the Company estimated the net loss expected from the disposal of the business to be $6,355, net of an income tax benefit of $3,881. This estimate was recognized as a loss on disposal of discontinued operations in the consolidated statement of operations for the year ended December 31, 2001, and included an estimation of operating losses of $5,587 of the business from January 1, 2002 to the estimated date of disposal, and impairment charges resulting from the elimination of the net carrying value of property and equipment of $1,950 and goodwill and other intangible assets of $2,699.

      Effective June 18, 2002, the Company completed the sale of substantially all of the net assets and operations of Veritect to RedSiren Technologies, Inc. for $500 in cash. During the year ended December 31, 2002, the Company recognized an additional pre-tax loss of $3,902, including $2,091 recognized during the three months ended December 31, 2002. The additional loss on the disposal of discontinued operations recognized subsequent to the sale is attributed primarily to the impairment of computer equipment retained and final adjustments related to obligations under lease agreements.

      The assets and liabilities at December 31, 2001, and results of operations and cash flows of Veritect for the years ended December 31, 2001 and 2000 have been reported in the accompanying financial statements as discontinued operations. The net amount assets and liabilities of Veritect are classified as non-current assets of discontinued operations. This net balance at December 31, 2001, is reported after giving effect to the estimated impairment charges recognized for the reduction of the property and equipment and goodwill and other intangible asset carrying values.

      The carrying values of assets and liabilities are as follows:

December 31,
2001

Current assets (liabilities):
Accounts receivable, net	$2,299
Accounts payable and accrued expenses	(4,446)
Other, net	299

Net Current assets (liabilities)	(1,848)

Non-current assets (liabilities):
Property, plant and equipment, net	6,887
Goodwill, net	2,699
Other long-term liabilities	(3,089)

Net non-current assets	6,497

Net assets	4,649

Provision for impairment charge	(4,649)

Net carrying balance	$—

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

(18) Related Party Transactions

      In connection with the sale of Class A common stock and Series A redeemable preferred stock effective September 7, 1999, CIBC World Markets Corp. (CIBC), First Union Investors, Inc. (First Union Investors), Monitor Clipper Equity Partners, L.P. (Monitor) and various affiliates of CIBC and Monitor, became stockholders of the Company.

      The Company and a predecessor of Monitor Company Group Limited Partnership (the Monitor Company Group), which is an affiliate of Monitor, entered into a consulting agreement under which the Monitor Company Group provided various business development, strategic planning, and other management consulting services to assist the Company in its efforts to integrate the operations of companies acquired in 1999. The Monitor Company Group provided $65 of services under the agreement during the year ended December 31, 2000. Also, the Monitor Company Group provided $509 of services to Veritect under another consulting agreement during the year ended December 31, 2001.

      On June 10, 2002, the Company paid a fee of $1,600 to Monitor Clipper Partners upon the closing of the initial public offering of its common stock (note 2(a)).

      Effective September 7, 1999, the Company entered into a senior subordinated increasing rate note agreement (the subordinated agreement) with CIBC and First Union Investors, and a revolving credit agreement with First Union National Bank (now known as Wachovia National Bank) (First Union National Bank and First Union Investors are collectively referred to as Wachovia). CIBC and Wachovia earned interest at various rates during 2000 (note 7) under the subordinated note and revolving credit agreements.

      In connection with the refinancing of the subordinated and revolving credit agreements (notes 7(a) and (c)), the Company paid cancellation fees relating to the repayment of the 1999 notes of $3,150 and $2,100 to CIBC and Wachovia, respectively. The Company also paid underwriting, arrangement and administrative fees totaling $3,910, $2,075 and $1,755 to Wachovia for its role in the funding and placement of the Amended 2002, the 2002, and the 2000 facilities, respectively.

(19) Commitments and Contingencies

(a) Environmental Remediation

      In the past, the Company has been named as a potentially responsible party with respect to several Superfund sites, in connection with waste transported from one or more of our facilities to those sites. The Company has settled, or will settle, its liability at each of these sites for de minimis amounts.

      Remediation of the Pfohl Brothers site has been conducted in stages and is scheduled for final completion in 2003. The total estimated remediation cost of $34 million for the Pfohl Brothers site was calculated by determining the total response costs including removal, construction and administrative costs. The Company and a majority of the other potential responsible parties agreed upon an allocation of those response costs, with the Company’s portion estimated to be an average of approximately 1.2% of the total administrative, removal, and construction costs. As of December 31, 2002, the Company had funded substantially all of its portion of the estimated liability.

(b) Contract Cost Audits

      The majority of the Company’s revenues are earned under contracts with various departments and agencies, or prime contractors, of the U.S. government. Certain revenues and payments made to the Company are based on provisional billings and payments that are subject to adjustment under audit. U.S. government agencies and departments have the right to challenge the Company’s cost estimates and allocation methodologies with respect to government contracts. Also, contracts with such agencies are also subject to audit and possible adjustment to give effect to unallowable costs under cost-type contracts or to other regulatory requirements affecting both cost-type and fixed-price contracts.

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

      At December 31, 2002, audits had been completed on the Company’s incurred contract costs through 1998. Reports on several completed audits have not been issued pending resolution of minor items. The Company has included an allowance for excess billings and contract losses that it believes is adequate based on its interpretation and applicable regulations. There can be no assurance, however, that this allowance will be adequate. In the opinion of management, any adjustments likely to result from inquiries or audits will not have a material adverse effect on the Company’s financial condition or its results of operations.

(c) Legal Matters

      From time to time, the Company is a party to litigation or other legal proceedings that is considered to be part of the ordinary course of business. The Company is not currently involved in legal proceedings that could reasonably be expected to have a material adverse effect on its business, financial condition or results of operations. However, on occasion, the Company or its competitors file bid protests in connection with specific contract awards, as permitted under U.S. government procurement regulations. Historically, these proceedings have not had any material effect on the Company’s business, financial condition or results of operations. The Company may become involved in material legal proceedings or contract bid proceedings in the future. The Company is involved in various other claims and legal actions arising in the ordinary course of business. In the opinion of management, the ultimate disposition of these matters will not have a material adverse effect on the Company’s results of operations, financial position, or liquidity.

(20) Quarterly Financial Data (Unaudited)

      The following quarterly financial data is unaudited, but in the opinion of management, all adjustments necessary for a fair presentation of the selected data for these interim periods have been included.

	First	Second	Third	Fourth

	(dollars in thousands, except per share)
Year Ended December 31, 2002:
Revenues	$176,602	$192,606	$191,795	$273,074
Income from continuing operations before extraordinary items	3,570	5,261	7,395	9,337
Loss from discontinued operations	(1,103)	—	—	(1,238)
Loss from extraordinary items	—	(10,938)	—	—

Net income (loss)	$2,467	$(5,677)	$7,395	$8,099

Net income (loss) attributable to common stockholders	$214	$(62,164)	$7,395	$8,099

Earnings per share — Basic:
Income from continuing operations before extraordinary items attributable to common stockholders	$0.18	$(3.90)	$0.22	$0.28
Loss from discontinued operations	(0.15)	—	—	(0.04)
Loss from extraordinary items	—	(0.83)	—	—

Net income (loss)	$0.03	$(4.73)	$0.22	$0.24

Earnings per share — Diluted:
Income from continuing operations before extraordinary items attributable to common stockholders	$0.07	$(3.90)	$0.21	$0.26
Loss from discontinued operations	(0.06)	—	—	(0.03)
Loss from extraordinary items	—	(0.83)	—	—

Net income (loss)	$0.01	$(4.73)	$0.21	$0.23

VERIDIAN CORPORATION AND SUBSIDIARIES

Notes to Consolidated Financial Statements — (Continued)

(Dollars in thousands, except share data)

	First	Second	Third	Fourth

	(dollars in thousands, except per share)
Weighted average shares used in per share computation
Basic	7,469,883	13,134,533	32,981,790	33,254,805

Diluted	19,983,988	13,134,533	35,363,555	35,578,746

Year ended December 31, 2001:
Revenues	$162,723	$173,479	$172,419	$181,604
Income from continuing operations before extraordinary items	(1,103)	(632)	(1,062)	(1,019)
Loss from discontinued operations	(3,099)	(3,216)	(2,612)	(8,705)

Net loss	$(4,202)	$(3,848)	$(3,674)	$(9,724)

Net loss attributable to common stockholders	$(6,140)	$(5,859)	$(5,764)	$(11,893)

Earnings per share — basic and diluted:
Income from continuing operations attributable to common stockholders	$(0.40)	$(0.35)	$(0.42)	$(0.43)
Loss from discontinued operations	(0.42)	(0.43)	(0.35)	(1.17)

Net loss	$(0.82)	$(0.78)	$(0.77)	$(1.60)

Weighted average shares used in per share computation
Basic and diluted	7,531,134	7,524,786	7,449,335	7,412,385

EXHIBIT INDEX

Exhibit
No.		Description

†2	.1	Stock Purchase Agreement, dated as of August 12, 2002, by and among SIGNAL Corporation, Roger Mody, Lori Mody and Veridian Corporation (filed as Exhibit 2.1 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
*3	.1	Second Amended and Restated Certificate of Incorporation of Veridian Corporation.
*3	.2	Restated Bylaws of Veridian Corporation.
†4	.1	Specimen of Common Stock Certificate (filed as Exhibit 4.1 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
†10	.1	First Amendment, dated September 24, 2002, to Credit Agreement, dated as of June 10, 2002, by and among Veridian Corporation, the lenders from time to time party to the Credit Agreement and Wachovia Bank, National Association (filed as Exhibit 10.1 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
†10	.2	Credit Agreement, dated as of June 10, 2002, as amended and restated on September 24, 2002, by and among Veridian Corporation, the lenders who are or may become a party to the Credit Agreement and Wachovia Bank, National Association (filed as Exhibit 10.2 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
*10	.3	Form of Revolving Credit Note pursuant to Credit Agreement.
*10	.4	Form of Swingline Note pursuant to Credit Agreement.
*10	.5	Form of Term Note pursuant to Credit Agreement.
†10	.6	Master Equityholders Agreement, dated September 14, 2000, by and among Veridian Corporation, Monitor Clipper Equity Partners, L.P., Monitor Clipper Equity Partners (Foreign), L.P., CIBC WG Argosy Merchant Fund 3, L.L.C., Texas Growth Fund II — 1998 Trust, Argotyche, L.P., Santaeus, L.P., David H. Langstaff, Monitor Company Group Limited Partnership, Monitor Consulting, L.P., First Union Investors, Inc., The Northwestern Mutual Life Insurance Company, A.G. Investment Advisory Services, Inc., Merit Life Insurance Co., Lincoln National Life Insurance Company, J.H. Whitney Mezzanine Fund, L.P., J.H. Whitney Market Value Fund, L.P., American General Life and Accident Insurance Company and Magnetite Asset Investors, L.L.C. (filed as Exhibit 10.12 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.7	Employment Agreement of James P. Allen (filed as Exhibit 10.16 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.8	Employment Agreement of Dr. Robert M. Farrell (filed as Exhibit 10.15 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.9	Employment Agreement of Scott M. Goss (filed as Exhibit 10.3 to Veridian Corporation’s Current Report on Form 8-K, as filed with the Commission on September 26, 2002, and incorporated by reference herein).
+†10	.10	Employment Agreement of Jerald S. Howe, Jr. (filed as Exhibit 10.14 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.11	Employment Agreement of Ronald C. Jones (filed as Exhibit 10.17 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

Exhibit
No.		Description

+†10	.12	Employment Agreement of David H. Langstaff (filed as Exhibit 10.13 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
†10	.13	Amended and Restated Warrant Agreement (filed as Exhibit 10.18 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.14	Calspan SRL Corporation 1995 Stock Incentive Plan (filed as Exhibit 10.19 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.15	Veda International, Inc. Stock Option Plan (filed as Exhibit 10.20 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.16	Veridian Corporation 1998 Stock Incentive Plan (filed as Exhibit 10.21 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.17	Veridian Corporation 2000 Stock Incentive Plan (filed as Exhibit 10.22 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
+†10	.18	Amended and Restated Veridian Retirement Savings Plan (filed as Exhibit 10.23 to Veridian Corporation’s Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).
*10	.19	Sale and Assignment Agreement, dated August 12, 2002, by and between Scott Goss and Veridian Corporation.
*10	.20	Amendment to Sale and Assignment Agreement, dated September 24, 2002, by and between Scott Goss and Veridian Corporation.
*21	.1	List of Subsidiaries of Veridian Corporation.
*23	.1	Consent of KPMG LLP.
*99	.1	Certification of David H. Langstaff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*99	.2	Certification of James P. Allen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

†	Incorporated by reference.

+	Management contract or compensatory plan or arrangement.