Form 10-Q
period 2003-03-31
VERIDIAN CORP
filed 2003-05-08
CIK 1095901

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

X         Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

or

            Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 001-31342

VERIDIAN CORPORATION

(Exact name of registrant as specified in its charter)

Delaware	54-1387657

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1200 South Hayes Street, Suite 1100, Arlington, Virginia	22202

(Address of principal executive offices)	(Zip Code)

(703) 575-3100

(Registrant’s telephone number, including area code)

Not Applicable

(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     ☒ Yes       ☐ No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    ☐ Yes     ☒ No

     As of the close of business on May 5, 2003, there were 34,294,970 outstanding shares of the registrant’s common stock, par value $.0001 per share.

Part I – Financial Information

Item 1. Financial Statements

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Operations
(Dollars in thousands, except share data)
(Unaudited)

	Three Months Ended
	March 31

	2003	2002

Revenues	$281,919	$176,602
Costs and expenses:
Direct costs	199,727	115,434
Indirect costs, selling, general and administrative expenses	57,031	46,477
Depreciation expense	2,920	2,579
Amortization expense	1,075	—

Total costs and expenses	260,753	164,490

Income from operations	21,166	12,112
Other (income) expense:
Interest income	(208)	(220)
Interest expense	4,303	6,150
Other expense, net	(15)	—

Other expense, net	4,080	5,930

Income from continuing operations before income taxes	17,086	6,182
Income tax expense	6,886	2,612

Income from continuing operations	10,200	3,570
Loss on disposal of discontinued operations, net of income tax	—	1,103

Net income	10,200	2,467
Preferred dividends and accretion to common stock redemption values	—	2,253

Net income attributable to common stockholders	$10,200	$214

Earnings (loss) per common share — Basic
Income from continuing operations	$0.30	$0.18
Loss from discontinued operations	—	(0.15)

	$0.30	$0.03

Earnings (loss) per common share — Diluted
Income from continuing operations	$0.29	$0.07
Loss from discontinued operations	—	(0.06)

	$0.29	$0.01

Basic Shares	34,153,099	7,469,940

Diluted Shares	35,381,077	19,490,343

     See accompanying notes to the unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Balance Sheets
(Dollars in thousands, except share data)

	March 31,	December 31,
	2003	2002

	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,540	$11,653
Receivables, net of allowance of $2,684 and $2,058 in 2003 and 2002, respectively	256,208	237,766
Inventories, net	2,457	1,843
Income taxes receivable	—	5,862
Deferred income taxes	7,950	7,950
Other current assets	8,305	9,654

Total current assets	282,460	274,728

Property, plant and equipment:
Land	222	222
Buildings and improvements	15,465	15,254
Machinery, furniture and equipment	35,089	33,633
Computer equipment and software	41,704	41,262
Construction in progress	2,879	2,667

	95,359	93,038
Less accumulated depreciation and amortization	45,425	42,681

Net property, plant and equipment	49,934	50,357

Goodwill	379,971	379,971
Other intangible assets, net of accumulated amortization of $2,150 and $1,075 in 2003 and 2002	37,850	38,925
Deferred financing costs	5,688	6,023
Deferred income taxes	816	816
Other assets	2,748	1,067

Total assets	$759,467	$751,887

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current installments of long-term debt	$11,637	$10,473
Accounts payable	42,365	48,030
Income taxes payable	6,009	—
Accrued employee compensation costs	69,247	73,395
Other accrued expenses	21,450	18,932

Total current liabilities	150,708	150,830
Long-term debt, less current installments	279,786	282,177
Post-retirement medical and insurance benefits	6,009	6,091
Other long-term liabilities	2,420	3,172

Total liabilities	438,923	442,270

Stockholders’ Equity:
Common stock, $0.0001 par value; 130,000,000 shares authorized; 34,172,091 and 34,092,260 shares issued and outstanding in 2003 and 2002	4	4
Additional paid-in capital	415,456	414,570
Notes receivable	(10,586)	(10,427)
Accumulated deficit	(84,330)	(94,530)

Total stockholders’ equity	320,544	309,617

Total liabilities and stockholders’ equity	$759,467	$751,887

See accompanying notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Consolidated Statements of Stockholders’ Equity
(Dollars in thousands, except share data)
(Unaudited)

	Common stock		Additional		Retained	Total
			paid-in	Notes	earnings	Stockholders'
	Shares	Amount	capital	Receivable	(deficit)	equity

Balances at December 31, 2002	34,092,260	$4	$414,570	$(10,427)	$(94,530)	$309,617

Exercise of stock options and income tax benefit thereon	79,831	—	866	—	—	866
Stock option issuance	—	—	20	—	—	20
Interest on notes receivable	—	—	—	(159)	—	(159)
Net income	—	—	—	—	10,200	10,200

Balances at March 31, 2003	34,172,091	$4	$415,456	$(10,586)	$(84,330)	$320,544

     See accompanying notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
(Dollars in thousands)
(Unaudited)

	Three Months Ended
	March 31,

	2003	2002

Cash flows from operating activities:
Net income	$10,200	$2,467
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,995	2,579
Noncash interest expense	335	492
Noncash stock compensation expense	20	—
Noncash interest income on stock purchase notes	(159)	(177)
Loss on disposal of discontinued operations	—	1,103
Loss on disposal of property, plant and equipment	50	75
Changes in assets and liabilities, net of effects of business acquisitions:
Receivables	(18,515)	(354)
Inventories	(614)	72
Income taxes receivable	5,862	630
Other assets	862	(3,033)
Accounts payable	(5,665)	4,973
Income taxes payable	6,009	1,566
Accrued employee compensation costs	(4,148)	834
Other accrued expenses	1,269	5,045
Post-retirement benefits	(82)	(31)
Other long-term liabilities	(752)	192

Net cash provided by (used in) operating activities	(1,333)	16,433

Cash flows from investing activities:
Purchases of property, plant and equipment	(2,552)	(2,381)
Cash used by discontinued operations	—	(3,447)

Net cash used in investing activities	(2,552)	(5,828)

Cash flows from financing activities:
Proceeds from borrowings	11,000	62,337
Proceeds from exercise of stock options	866	5
Proceeds from interest on notes receivable	133	—
Principal payments of long-term debt	(12,227)	(73,011)

Net cash used in financing activities	(228)	(10,699)

Net decrease in cash and equivalents	(4,113)	(64)
Cash and cash equivalents at beginning of period	11,653	2,105

Cash and cash equivalents at end of period	$7,540	$2,041

Supplemental disclosures of cash flow information:
Cash paid during the period for interest	$4,224	$2,413
Cash paid during the period for income taxes	214	519

     See accompanying notes to unaudited condensed consolidated financial statements.

VERIDIAN CORPORATION AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Dollars in Thousands, except share data)
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited interim condensed consolidated financial statements of Veridian Corporation (the “Company”) have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) for quarterly reports on Form 10-Q and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States. These interim financial statements should be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, as included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the SEC pursuant to Section 13 under the Securities Act of 1934. The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and reflect all adjustments, consisting of normal, recurring adjustments, which are, in the opinion of management, necessary to present fairly the Company’s financial position as of March 31, 2003, the results of its operations and cash flows for the three months ended March 31, 2003 and 2002, and its changes in stockholders’ equity for the three months ended March 31, 2003. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003.

Note 2 Stock-Based Compensation

The Company applies the intrinsic value-based method of accounting prescribed by Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations including FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation an interpretation of APB Opinion No. 25”, to account for its fixed plan stock options. Under this method, compensation expense is recorded on the date of grant only if the current market price of the underlying stock on the date of grant exceeds the exercise price. Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), established accounting and disclosure requirements using a fair value-based method of accounting for stock-based employee compensation plans. As allowed by SFAS No. 123, the Company has elected to continue to apply the intrinsic value-based method of accounting described above and adopted the disclosure requirements of SFAS No. 123.

The Company has also adopted the disclosure requirements of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), issued in December 2002. SFAS No. 148 provides alternate methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation, and requires enhanced disclosure about the method used and the effect of the method used on reported results. Under SFAS No. 148, stock-based compensation disclosures must be included with the summary of significant accounting policies, and made both quarterly and annually.

The table below illustrates the effect on the net income attributable to common stockholders if the fair value-based method had been applied to employee stock benefits.

	Three Months Ended
	March 31,

	2003	2002

Net income attributable to common stockholders:
As reported	$10,200	214
Add: stock-based employee compensation expense included in reported net income, net of income tax effects	12	—
Less: total stock-based employee compensation determined under the fair value based method for all awards, net of income tax effects	(272)	(239)

Pro forma net income (loss)	$9,940	(25)

Net earnings (loss) per share attributable to common stockholders:
Basic:
As reported	$0.30	0.03

Pro forma	$0.29	—

Diluted:
As reported	$0.29	0.01

Pro forma	$0.28	—

All equity-based awards to non-employees are accounted for at a fair value in accordance with SFAS No. 123.

Note 3 Earnings Per Share

Basic earnings per share (EPS) is computed by dividing net income attributable to common stockholders by the weighted average number of outstanding shares of common stock. Diluted earnings per share for the three months ended March 31, 2003 and 2002 is based on the net income and weighted average number of outstanding shares of common stock as adjusted for the dilutive effect of stock options and warrants under the treasury stock method. Diluted earnings per share for the three months ended March 31, 2002 also includes the dilutive effect of Class A common stock. The weighted average number of shares outstanding are as follows:

	Three Months
	Ended March 31,

	2003	2002

Weighted average number of shares used in computation of basic EPS	34,153,099	7,469,940
Potentially dilutive securities:
Stock options and warrants	1,227,978	2,029,514
Class A common stock	—	9,990,889

Total weighted average number of shares used in computation of diluted EPS	35,381,077	19,490,343

Note 4 Long-Term Debt

Long-term debt consists of the following:

	March 31,	December 31
	2003	2002

Bank credit facilities:
Revolving credit loans	$1,100	—
Term loans	265,323	267,650
Seller notes	25,000	25,000

	291,423	292,650
Less — current installments	11,637	10,473

Long-term debt, net of current installments	$279,786	282,177

Note 5 Sale of Discontinued Operations

During the three months ended March 31, 2002, the Company recognized a pre-tax loss of $1.8 million related to the sale of substantially all of the net assets and operations of its wholly-owned subsidiary, Veritect, Inc. (Veritect). The Company also recognized losses in 2001 and in December 2002 related to the discontinuance of Veritect’s operations. The sale of the net assets and operations of Veritect was effective June 18, 2002.

Note 6 New Accounting Pronouncements

The Company has adopted the disclosure provisions of SFAS No. 148, issued by the FASB in December 2002, and provided the requisite disclosures in note 2.

In April 2002, the FASB issued SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), which will affect the Company’s financial statements for the three months ended June 30, 2003. SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in an entity’s statement of operations. SFAS No. 145 instead requires that a gain or loss recognized from a debt extinguishment be classified as an extraordinary item only when the extinguishment meets the criteria of both “unusual in nature” and “infrequent in occurrence” as prescribed under Accounting Principles Bulletin No. 30. The Company recognized extraordinary losses from debt extinguishments in 2002, and, for the three months ended June 30, 2003, will reclassify its extraordinary losses on debt extinguishments to operating expenses, and the tax benefits associated with the debt extinguishments to income tax expense.

Note 7 Inventories

Inventory balances consist of the following:

	March 31,	December 31,
	2003	2002

Raw materials	$1,075	1,049
Work in process	262	315
Finished goods	1,187	550
Supplies and spare parts	572	613

	3,096	2,527
Less — reserve for excess and obsolete inventory	(639)	(684)

	$2,457	1,843

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of our financial condition and results of operations should be read together with the unaudited condensed consolidated financial statements and the notes to those statements included elsewhere in this quarterly report. This discussion should also be read in conjunction with our consolidated financial statements and notes thereto as of December 31, 2002 and 2001, and for each of the years in the three-year period ended December 31, 2002, as included in the Company’s annual report on Form 10-K for the year ended December 31, 2002 filed with the SEC pursuant to Section 13 under the Securities Exchange Act of 1934.

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

These forward-looking statements are subject to known and unknown risks and uncertainties, which could cause actual results to differ materially from those anticipated, including, without limitation: adverse changes in U.S. government spending priorities; failure to retain existing U.S. government contracts or win new contracts; failure to obtain option awards, task orders or funding under contracts; risks of contract performance; risk of contract terminations, either for default or for convenience of the U.S. government; adverse results of U.S. government audits of our U.S. government contracts; and risks associated with complex U.S. government procurement laws and regulations. These and other risk factors are more fully discussed in the section entitled “Risk Factors” in Veridian’s Annual Report on Form 10-K for the year ended December 31, 2002 filed with the Securities and Exchange Commission on March 13, 2003, and from time to time in Veridian’s other filings with the Securities and Exchange Commission, including among others, its reports on Form 8-K and Form 10-Q.

The forward-looking statements included in this quarterly report are only made as of the date of this quarterly report and we undertake no obligation to publicly update any of the forward-looking statements made herein, whether as a result of new information, subsequent events or circumstances, changes in expectations or otherwise.

Overview

We are a leading provider of information-based systems, integrated solutions and services to the U.S. government. We derived approximately 95% of our revenues during the first three months of 2003 from contracts with U.S. government agencies. Our two largest customer groups as of March 31, 2003 were the Department of Defense (50%) and the U.S. government intelligence community (27%). We also provide services to U.S. government civilian agencies, state and local governments, and commercial customers.

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

We recognize revenue under our cost-plus contracts based on reimbursable costs incurred plus estimated fees earned on these contracts. Fees include an estimate of incentive and award fees earned, even though they may be determined and awarded at a later date. When we are able to make a reasonably dependable estimate of the amount of the award fee we will ultimately receive, we include such estimate in our revenue in the period of performance. In making this assessment, we consider such factors as our award fee history for similar work and for this particular customer, industry trends, interim performance reviews with the customer and all other available information. We perform this review on a contract-by-contract basis at the end of each reporting period. Adjustments to the expected award fee rate are recorded in the period in which we change our estimate. Such adjustments have historically been insignificant.

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

Results of Operations

The following table sets forth our unaudited condensed consolidated results of operations based on the amounts and percentage relationship of the items listed to contract revenues during the periods presented (dollars in thousands):

	Three Months Ended March 31

	2003		2002

Revenues	$281,919	100.0%	$176,602	100.0%
Costs and expenses:
Direct costs	199,727	70.9%	115,434	65.4%
Indirect costs, selling, general and administrative expenses	57,031	20.2%	46,477	26.3%
Depreciation expense	2,920	1.0%	2,579	1.4%
Amortization expense	1,075	0.4%	—	0.0%

Total costs and expenses	260,753	92.5%	164,490	93.1%

Income from operations	$21,166	7.5%	$12,112	6.9%

First Quarter of 2003 Compared to First Quarter of 2002:

Revenues. Revenues increased by $105.3 million, or 60%, from revenues of $176.6 million in the first quarter of 2002 to revenues of $281.9 million in the first quarter of 2003. Pro forma revenues in the first quarter of 2002, which include the revenues of Signal Corporation (“Signal”) for that period, which we acquired in September 2002, were $237.1 million. Revenues in the first quarter of 2003 were 19% higher than the pro forma revenues for the same period in 2002. The 19% organic growth was across a broad range of our businesses and contracts, reflecting the continued growth in demand for services from our customers in the Department of Defense, the intelligence community, and federal civil agencies. New contracts wins in 2002, such as the contracts for network operations for the U.S. Senate and for support to the U.S. Navy’s Weapons Test Center in China Lake, California, and significant growth in C4ISR systems integration work for the U.S. Army, were major contributors to the growth. Other contributors were growth in certain classified programs and early stage work on some homeland security projects, which began in late 2002. Revenues by major customer group were as follows: Department of Defense 50%, intelligence community 27%, federal civil agencies 18% and others 5%. The customer mix did not change significantly from the mix in 2002 after the acquisition of Signal.

Costs and Expenses. Costs of operations increased by $96.3 million in the first quarter of 2003 to $260.8 million, keeping pace with the increased business activity. Direct contract costs grew to 70.9% of revenues in the most recent quarter, compared to 65.4% of revenues in the first quarter of last year. The large increase in the percentage of direct costs is primarily due to the inclusion of the business of Signal Corporation. That business is characterized by a higher level of direct costs for subcontractors and equipment purchases, and by a greater proportion of labor services that are performed on customer sites which holds down the indirect operating costs such as facilities expenses. The percentage of direct costs in the first quarter of 2003 is very similar to the direct cost percentage (70.7%) in the fourth quarter of 2002, the first full quarter which included the operating results of Signal in our consolidated operating results. The 19% organic growth in revenues in the recent quarter was driven by a 14% growth in direct labor and more rapid growth in revenues based on other direct costs.

Indirect costs, selling, general and administrative expenses declined to 20.2% of revenues in the first quarter of 2003, compared to 26.3% of revenues in the first quarter of 2002. Again, the change in the percentage is primarily the result of the different cost profile of Signal. Of the decline in the percentage of indirect costs of 6.1%, approximately 4.7% was due to the acquisition of Signal. The remaining reduction of approximately 1.4% is the result of controlling the growth in indirect expenses, primarily by improving labor productivity. These labor productivity gains were the primary reason for the increase in operating margins, from 6.9% of revenues in the first quarter of 2002 to 7.5% of revenues in the most recent quarter. The results in the recent quarter were similar to the 20.4% of indirect operating expenses experienced in the fourth quarter of 2002, the first full quarter after the acquisition of Signal.

Depreciation expense was $2.9 million, or 1.0% of revenues, in the first quarter of 2003, as compared to $2.6 million, or 1.4% of revenues, in the first quarter of 2002. The lower rate of depreciation expense in the most recent quarter reflects the inclusion of the operations of Signal, which require less property and equipment since a higher proportion of employees work on customer sites.

Amortization expense of $1.1 million in the first quarter of 2003 relates to identifiable intangible assets of Signal, which was acquired in September 2002.

Income from Operations. Income from operations increased by 75%, from $12.1 million in the first quarter of 2002 to $21.2 million in the first quarter of 2003. As a percent of revenues, income from operations increased to 7.5% in the recent quarter, compared to 6.9% a year ago. The margin improvement is the result of improvement in profitability related to increases in labor productivity and the higher operating margins of the Signal business reflected in the most recent quarter operating results, partially offset by the amortization of intangible assets at 0.4% of revenues.

Interest Expense. Interest expense declined to $4.3 million in the first quarter of 2003, from $6.2 million in the first quarter of 2002, despite an increase in the level of debt related to the acquisition of Signal. Interest expense was reduced substantially following the redemption of $95 million of 14.5% subordinated debt from the proceeds of our initial public offering in June 2002. Further, interest rates on our variable rate debt, based on LIBOR, have been declining over the past year. These interest rate reductions have more than offset the impact on interest expense of the increased debt levels. At the end of the first quarter of 2003, the average interest rate, including amortization of deferred financing costs and fees, on our variable rate debt, which totaled $266.4 million, was 5.4%. The interest rate on our $25 million of subordinated debt is presently 9.5%.

Income Taxes

The income tax provision rates for the first quarters of 2003 and 2002 were 40.3% and 42.3% respectively. These rates exceed the 35% federal income tax rate primarily as a result of state income taxes. The lower rate in the most recent quarter is due to the significantly higher level of pretax income, which dilutes the effect of certain permanent tax differences.

Income from Continuing Operations

Net earnings from continuing operations increased to $10.2 million in the first quarter of 2003, from $3.6 million in the first quarter of 2002. The increase reflects the increased revenues, higher operating margins and the interest savings discussed above.

Discontinued Operations

In the first quarter of 2002, we recorded a loss related to the disposal of discontinued operations of our commercial subsidiary, Veritect, Inc. Later, in the fourth quarter of 2002, we recorded an additional loss of $2.3 million, net of income tax benefit. The sale of Veritect’s operations was completed in 2002, and we anticipate no further effect on operating results in 2003.

Liquidity and Capital Resources

Our primary source of cash flow to meet our debt service requirements is our income from operations. In the first quarter of 2003, we used $1.3 million of cash in operations, compared to the $16.4 million of cash generated from operations in the first quarter of 2002. The decrease in operating cash flow resulted primarily from an increase in accounts receivable of $18.4 million and the payment of annual incentive compensation. Approximately $7.8 million of the increase in accounts receivable related to the growth in revenues from the fourth quarter of 2002 to the first quarter of 2003. The remainder of the increase, $10.6 million, is the result of an increase in our days sales outstanding (DSO) in accounts receivable from 79 days at December 31, 2002 to 83 days at March 31, 2003. We believe the increase in the DSO in the current quarter primarily reflects normal period-to-period variability in our customers’ payment practices.

Cash used in investing activities in the first quarter of 2002 included $3.4 million to fund discontinued operations of Veritect, compared to $0 in the first quarter of 2003. Cash used for purchases of property, plant and equipment was $2.6 million in the first quarter of 2003, up from the $2.4 million in the first quarter of 2002. As of March 31, 2003, there were no individually large outstanding commitments for capital expenditures.

Cash used in financing activities decreased from $10.7 million in the first quarter of 2002 to $0.2 million in the first quarter of 2003 primarily as a result of a $9.4 million decrease in the net repayments of long term debt made in the first quarter of 2003 versus the comparable period a year ago.

At March 31, 2003, we had $86.5 million of funds available under our senior credit facility. We believe that our operating cash flow and borrowing capacity are sufficient to meet our operating needs and debt service requirements for at least the next 12 months. To the extent that the financial requirements of any business acquisition opportunity exceeds the limit set forth under our senior credit facility, we will need to raise additional debt or equity financing.

Impact of Inflation

The nature of our contracts with the U.S. government sharply reduces our exposure to the potential negative financial effects of inflation. We are able to directly recover increased costs for those costs charged directly to, or allocated to, our cost-plus contracts, which account for approximately 47% of our business. On our other contracts, we propose fixed prices or labor rates that reflect our expectations of future cost increases.

New Accounting Pronouncements

We have adopted the provisions of Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure (SFAS No. 148), issued in December 2002, and included the required quarterly disclosures for stock options in note 2 to our condensed consolidated financial statements. Also, we adopted the provisions of SFAS No. 145, Recission of FASB Statements 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections (SFAS 145), issued in April 2002. SFAS No. 145 eliminates the requirement to report material gains or losses from debt extinguishments as an extraordinary item, net of any applicable income tax effect, in our statement of operations. We will reflect the reclassification of the extraordinary loss we recognized in June 2002 in our financial statements for the three months ended June 30, 2003.

The provisions of SFAS Nos 148 and 145 are more fully discussed in notes 2 and 6 of our condensed consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our principal exposure to market risk relates to changes in interest rates. At March 31, 2003, we had outstanding under our senior credit facility two LIBOR-based loans, with outstanding balances of $165 and $100 million. We also had prime rate-based loans totaling $1.4 million. Together the loans had an effective interest rate of 5.4%. Each 1% increase in this rate could add $2.7 million to our annual interest expense.

Item 4. Controls and Procedures.

(a) Evaluation of disclosure controls and procedures

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

(b) Changes in internal controls

We maintain a system of internal accounting controls that are designed to provide reasonable assurance that our books and records accurately reflect our transactions and that our established policies and procedures are followed. For the quarter ended March 31, 2003, there were no significant changes to our internal controls or in other factors that could significantly affect our internal controls subsequent to the date of their evaluation.

Part II — Other Information

Item 2. Changes in Securities and Use of Proceeds.

(c)	During the first quarter of 2003, certain current and former employees purchased 79,831 shares of our common stock by exercising outstanding stock options for an aggregate sales price of $347,811. These transactions occurred in reliance upon the exemptions from the registration requirements of the Securities Act of 1933, as amended, afforded by Rule 701, pursuant to certain compensatory benefit plans and contracts, as a transaction involving the offer and sale of securities relating to compensation. We believe that exemptions other than the foregoing may exist for these transactions.

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits.

+	3.1 Second Amendment and Restated Certificate of incorporation of Veridian Corporation (filed as Exhibit 3.1 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

+	3.2 Restated Bylaws of Veridian Corporation (filed as Exhibit 3.2 to our Registration Statement on Form S-1 (No. 333-83792), as filed with the Commission on March 6, 2002, as amended, and incorporated by reference herein).

*	10.5 Second Amendment, dated April 2, 2003, to Credit Agreement, dated June 10, 2002, and as amended and restated September 24, 2002, by and among Veridian Corporation, the lenders from time to time party to the Credit Agreement and Wachovia Bank, National Association.

*	99.1 Certification of David H. Langstaff pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	99.2 Certification of James P. Allen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

+	Incorporated by reference

*	Filed herewith

(b)	During the three months ended March 31, 2003, the Company filed the following Form 8-K:

(1)	Current Report on Form 8-K, dated and filed on February 19, 2003, to report that the Company announced its earnings for the three-month period ended December 31, 2002 and the fiscal year ended December 31, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

VERIDIAN CORPORATION

Date:	May 8, 2003	/s/ David H. Langstaff David H. Langstaff Chief Executive Officer

Date:	May 8, 2003	/s/ James P. Allen James P. Allen Chief Financial Officer

CERTIFICATION

I, David H. Langstaff, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	Name: Title:	/s/ David H. Langstaff David H. Langstaff Chief Executive Officer Veridian Corporation

CERTIFICATION

I, James P. Allen, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Veridian Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

(a)	Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 8, 2003	Name: Title:	/s/ James P. Allen James P. Allen Chief Financial Officer Veridian Corporation